Form 10-Q
period 1995-03-31
FIRST LIBERTY FINANCIAL CORP
filed 1995-05-15
CIK 760077

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q


(Mark One)

 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended    March 31, 1995
                                --------------------
                             OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-14417
                       -----------
                          FIRST LIBERTY FINANCIAL CORP.
 -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Georgia                       58-1680650
 -----------------------------------------------------------------------------
        (State of incorporation)  (I.R.S. Employer Identification No.)

        201 Second Street, Macon, Georgia               31297
 -----------------------------------------------------------------------------
    (Address of principal executive offices)         (Zip Code)

                               (912) 743-0911
 -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---
Exhibit index appears on page 20.

There were 3,008,350 shares of Common Stock outstanding as of May 12, 1995.

                          FIRST LIBERTY FINANCIAL CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 31, 1995

                                Table of Contents


PART I - FINANCIAL INFORMATION


Item                                                                Page


1.  Financial Statements:

      Consolidated Statements of Financial Condition                  3

      Consolidated Statements of Income                               4

      Consolidated Statements of Cash Flows                           5

      Notes to Consolidated Financial Statements                      7

      Independent Accountants' Report                                10

2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            11


PART II - OTHER INFORMATION


4.  Submission of Matters to a Vote of Securities Holders            18

6.  Exhibits and Reports on Form 8-K                                 18

    Signatures                                                       19

    Index of Exhibits                                                20

FIRST LIBERTY FINACIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

                                                 March 31,     September 30,
                                                   1995             1994
- --------------------------------------------------------------------------------
                                                   (dollars in thousands)
ASSETS:
Cash and due from banks                          $  21,405       $  16,293
Federal funds sold                                   9,904           4,815
Investment securities available-for-sale, at
  market value                                      22,967          18,928
Mortgage-backed securities available-for-sale,
  at market value                                  132,241         111,386
Loans available-for-sale, net, at market value       4,747           9,983
Loans, net                                         548,640         487,315
Accrued interest receivable                          4,729           3,880
Premises and equipment, net                         21,472          20,047
Real estate, net                                     6,715           7,511
Intangible assets                                    9,530           3,508
Advances to attorneys for loans originated           2,785           1,264
Other assets                                         8,965           8,275
                                                  --------        --------
                                                  $794,100        $693,205
                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                          $690,808        $562,113
Notes payable and other borrowed money              15,000          50,274
Subordinated debentures                             12,398          12,295
Securities sold under agreements to repurchase         624           1,660
Checks payable on loans originated                   3,035           3,824
Other liabilities                                    9,640           6,648
                                                  --------        --------
                                                   731,505         636,814
                                                  --------        --------
Commitments and contingencies                            -               -

Stockholders' equity:
  Series A, 7.75% Cumulative Convertible
    Preferred stock ($25.00 stated value, 460,000
    shares authorized, issued and outstanding)      11,500          11,500
  Series B, 6.00% Cumulative Convertible
    Preferred stock ($25.00 stated value, 148,799
    shares authorized, issued and outstanding)       3,720               -
  Common stock ($1.00 par value, 25,000,000
    shares authorized, 3,030,690 shares issued
    and 3,008,350 shares outstanding)                3,031           3,031
  Additional paid-in capital                        14,664          15,209
  Retained earnings                                 30,466          27,794
  Net unrealized loss on securities                   (517)           (874)
  Treasury stock at cost (22,340 shares)              (269)           (269)
                                                  --------        --------
                                                    62,595          56,391
                                                  --------        --------
                                                  $794,100        $693,205
                                                  ========        ========
<TABLE/>


The accompanying notes are an integral part of the consolidated financial statements.



FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                    Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                 -----------------------------------------------
                                    1995          1994       1995        1994
                                  (dollars in thousands, except per share data)
INTEREST INCOME:
Loans                            $12,167       $10,092    $23,176     $20,973
Mortgage-backed securities         2,318         1,339      4,273       2,685
Investment securities                533           180        981         363
Federal funds sold                   141            54        227         120
                                 -------       -------    -------     -------
                                  15,159        11,665     28,657      24,141
                                 -------       -------    -------     -------
INTEREST EXPENSE:
Deposits                           6,027         4,817     11,461       9,841
Short-term borrowings              1,359           337      2,220         824
Long-term borrowings                 729         1,077      1,463       2,168
                                 -------       -------    -------     -------
                                   8,115         6,231     15,144      12,833
                                 -------       -------    -------     -------
  Net interest income              7,044         5,434     13,513      11,308
Provision for estimated
  losses on loans                    300           375        600         750
                                 -------       -------    -------     -------
  Net interest income after
    provision for estimated
    losses on loans                6,744         5,059     12,913      10,558
                                 -------       -------    -------     -------

NON-INTEREST INCOME:
Loan servicing fees                  665           741      1,292       1,468
Gain on sale of investment
  securities                          21             -         21           -
Gain (loss) on sale of loans and
  mortgage-backed securities          (7)          196         (4)        666
Gain on sale of servicing            368         1,055        817       1,374
Deposit account service charges      791           653      1,582       1,351
Other income                         124           186        211         275
                                 -------       -------    -------     -------
  Total non-interest income        1,962         2,831      3,919       5,134
                                 -------       -------    -------     -------
                                   8,706         7,890     16,832      15,692
                                 -------       -------    -------     -------
NON-INTEREST EXPENSE:
Compensation, taxes and benefits   2,910         3,016      5,764       6,056
Occupancy and equipment              687           706      1,354       1,404
Advertising                          233           225        451         447
Professional fees                    159           217        301         489
Data processing                      182           169        330         333
Federal deposit insurance premiums   431           391        821         763
Amortization of intangible assets    136           101        248         173
Net cost of operation of other
  real estate                         47           213        243         413
Other                                833           754      1,540       1,474
                                 -------       -------    -------     -------
  Total non-interest expense       5,618         5,792     11,052      11,552
                                 -------       -------    -------     -------
Income before income tax expense   3,088         2,098      5,780       4,140
Income tax expense                 1,061           691      1,988       1,383
                                 -------       -------    -------     -------
Net income                         2,027         1,407      3,792       2,757
Dividends on preferred stock         279           223        519         446
                                 -------       -------    -------     -------
Net income applicable to common
  stockholders                   $ 1,748       $ 1,184    $ 3,273     $ 2,311
                                 =======       =======    =======     =======

EARNINGS PER COMMON SHARE:
  Primary                        $   .56       $   .38    $  1.06     $   .74
  Fully diluted                  $   .48       $   .35    $   .91     $   .69
DIVIDENDS PER COMMON SHARE:      $   .10       $   .08    $   .20     $   .16
<TABLE/>

The accompanying notes are an integral part of the consolidated financial statements.



FIRST LIBERTY FINANICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Six Months Ended
                                                            March 31,
                                                --------------------------------
                                                     1995              1994
- --------------------------------------------------------------------------------
                                                     (dollars in thousands)
OPERATING ACTIVITIES:
Cash flows from operating activities:
  Net income                                      $  3,792          $  2,757
     Adjustments to reconcile net income
     to cash provided by operations:
     Depreciation                                      854               801
     Amortization of loan fees                        (356)             (355)
     Provision for estimated losses
       on loans and real estate                      1,012               863
     Amortization of intangibles                       248               173
     Dividends received on stock                      (118)             (322)
     Gain on sale of loans and mortgage-
       backed and investment securities                (17)             (666)
  Loans available-for-sale:
     Disbursements                                  (4,924)         (113,513)
     Purchases                                     (27,809)         (147,327)
     Sales                                          37,479           293,939
     Principal repayments                              436             7,946
  Decrease(increase) in accrued interest receivable   (577)              163
  Increase(decrease) in accrued interest payable      (144)               10
  Other, net                                         3,596                61
                                                ----------        ----------
  Net cash provided by operating activities         13,472            44,530
                                                ----------        ----------

INVESTING ACTIVITIES:
Cash flows from investing activities:
  Net increase in federal funds sold                (2,089)           (9,165)
  Investment securities available-for-sale:
    Purchases                                       (8,261)                -
    Sales                                           28,645                74
    Maturities                                       2,000             1,568
  Mortgage-backed securities available-for-sale:
    Purchases                                      (43,095)          (33,896)
    Sales                                           14,785             5,625
    Principal repayments                            11,213            20,340
  Loan disbursements                              (158,016)         (140,569)
  Loan purchases                                    (7,802)                -
  Loan principal repayments                        123,277           127,859
  Purchases of premises and equipment                 (746)           (1,309)
  Sales of real estate                               1,255               966
  Decrease(increase) in advances to attorneys
    for loans originated, net                       (1,521)           10,268
  Acquisition of other institutions,
    net of cash paid                                88,141                 -
                                                ----------        ----------
  Net cash provided by(used in)
     investing activities                           47,786           (18,239)
                                                ----------        ----------

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

                                                        Six Months Ended
                                                            March 31,
                                                --------------------------------
                                                     1995             1994
- --------------------------------------------------------------------------------
                                                     (dollars in thousands)
FINANCING ACTIVITIES:
Cash flows from financing activities:
  Increase(decrease) in deposits, net                (17,865)         8,480
  Notes payable and other borrowed money:
    Proceeds                                         167,500         77,500
    Repayments                                      (203,415)       (89,008)
  Decrease in securities sold
    under agreements to repurchase, net               (1,036)        (5,857)
  Decrease in checks payable on
    loans originated, net                               (789)       (13,414)
  Dividends paid on stock                               (541)          (686)
                                                    --------       --------
  Net cash used in financing activities              (56,146)       (22,985)
                                                    --------       --------

Net increase in cash and due from banks                5,112          3,306
Cash and due from banks beginning of period           16,293         13,478
                                                    --------       --------
Cash and due from banks end of period               $ 21,405       $ 16,784
                                                    ========       ========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest (net of amount capitalized)              $  3,631       $  5,188
  Income taxes                                         1,335          1,963

Noncash investing and financing activities:
  Real estate foreclosed                            $    682       $    983
  Financing of sales of foreclosed real estate           408          1,751
  Dividends declared, unpaid on preferred stock          279            223
  Dividends declared, unpaid on common stock             301            241

Acquisition of other institutions:
  Fair value of assets acquired                     $(62,006)             -
  Fair value of liabilities assumed                  150,147              -
                                                    --------
  Net cash received                                 $ 88,141              -
                                                    ========







The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  Summary of Significant Accounting Policies
    ------------------------------------------

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1994. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year consolidated financial statements presentation.


2.  Earnings Per Share
    ------------------

Earnings per share are computed on the weighted average number of shares outstanding including common stock equivalents, if dilutive. For computing primary earnings per share, stock options exercisable at a price less than average market price during the period are considered common stock equivalents. Fully diluted earnings per share assumes (i) the conversion, if dilutive, of all convertible debt as of the beginning of the year (or date of issue), with the elimination of the related interest expense net of applicable income taxes (ii) the exercise of all stock options below the market price at March 31 or the average market price for the quarter, and (iii) the conversion, if dilutive, of all convertible preferred stock as of the beginning of the year (or date of issue), with the elimination of dividends declared.

Weighted average shares of common stock and common stock equivalents used in the computation of earnings per share are as follows:

                Three Months Ended March 31,      Six Months Ended March 31,
                ------------------------------------------------------------
                   1995              1994           1995              1994
                ------------------------------------------------------------
Primary         3,079,468         3,090,625      3,080,100         3,091,126
Fully diluted   4,217,271         4,051,286      4,155,611         4,051,787

                   FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


3.  Sale of Servicing
    -----------------

During the three and six months ended March 31, 1995, Liberty Mortgage Corporation ("Liberty Mortgage"), the Company's mortgage banking subsidiary, sold bulk loan servicing rights with aggregate principal balances of $85 million and $125 million, respectively, compared to $67 million and $92 million, respectively, a year earlier. This resulted in the recognition of a gain on the sale of servicing of $368,000 and $817,000 for the three and six months ended March 31, 1995 compared to $1.1 million and $1.4 million, respectively, for the same periods a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months. The servicing sale during the quarter ended March 31, 1995 included $47 million in servicing rights which Liberty Mortgage granted recourse to the seller. Accordingly, the gain related to such rights of $552,000 was deferred and will be recognized in the period that the recourse expires.


4.  Purchased Mortgage Servicing Rights
    -----------------------------------

Liberty Mortgage invests in purchased mortgage servicing rights ("PMSRs") resulting from loans purchased through correspondent relationships. The investment in PMSRs has the effect of reducing the basis in the loans purchased, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in PMSRs for three and six month periods ended March 31, 1995 and 1994 (dollars in thousands).

                                      Three Months Ended   Six Months Ended
                                            March 31,          March 31,
                                    -----------------------------------------
                                      1995          1994   1995        1994
                                    -----------------------------------------
Capitalized                           $   28      $  386   $   66    $1,212
Sold                                     429           -      512         -
Amortized                                128         139      255       255

Net Investment at March 31,                                 2,347     2,524

5.  Acquisitions
    ------------

On December 2, 1994, the Company acquired Central Banking Company ("CBC") of Swainsboro, Georgia. CBC, on the date of acquisition, held the following approximate balances: loans of $21 million, cash and investments of $34 million, premises and equipment of $1 million and deposits of $52 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

On March 24, 1995, the Company acquired three banking offices located in Sylvania, Vidalia and Waycross, Georgia from First Union National Bank. Total assets acquired were approximately $3 million and total cash received and deposits assumed were approximately $95 million. Intangible assets resulting from the acquisition were approximately $4 million.

                   FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    (UNAUDITED)

The proforma financial information required to be filed with the Commission will be filed under cover of Form 8-K/A on or before June 5, 1995 as indicated previously in the Form 8-K filed on April 7, 1995.

On March 16, 1995 the Company announced an agreement to acquire Tifton Bank and Trust of Tifton, Georgia. Tifton Bank and Trust has two offices, approximately $55 million in assets, $48 million in deposits, and $32 million in loans. This transaction is expected to close in fall of 1995, subject to regulatory approval.


6.  Preferred Stock
    ---------------

On December 2, 1994, in connection with the acquisition of CBC, the Company issued $3.7 million in Series B 6.00% Cumulative Convertible Preferred stock. The shares have a liquidation preference of $25.00 per share. Dividends on the preferred stock are cumulative and at an annual rate of $1.50 per share and are payable quarterly. Each share of preferred stock is convertible at the option of the holder into 1.19 shares of common stock, at a conversion price of $21.00 per share of common stock, subject to adjustment in certain circumstances. The Company, at its option, may redeem the preferred stock at any time on or after January 1, 1997.


7.  Recently Issued Accounting Standards
    ------------------------------------

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used at the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Assets that are covered by Opinion 30 will continue to be reported at the lower of carrying amount or net realizable value. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial statements.

INDEPENDENT ACCOUNTANTS' REPORT


                           COOPERS & LYBRAND L.L.P.
                           1100 CAMPANILE BUILDING
                            1155 PEACHTREE STREET
                             ATLANTA, GA  30309



The Board of Directors
First Liberty Financial Corp.

We have reviewed the accompanying consolidated financial statements of First Liberty Financial Corp. and Subsidiaries as of March 31, 1995, and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the finacial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.





Coopers & Lybrand L.L.P.
Atlanta, Georgia
May 12, 1995

                   FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                               AND FINANCIAL CONDITION

OVERVIEW

First Liberty Financial Corp. is a unitary savings and loan holding company for First Liberty Bank ("Liberty Bank"). The consolidated financial statements include the accounts of First Liberty Financial Corp., Liberty Bank, a wholly-owned subsidiary of First Liberty Financial Corp., and Liberty Mortgage Corporation ("Liberty Mortgage"), a wholly-owned subsidiary of Liberty Bank (collectively known as "the Company").

LIQUIDITY

The Company's primary sources of funds are deposits, loan repayments, sales and maturities of securities, loan sales, repurchase agreements, advances from the Federal Home Loan Bank of Atlanta and various other borrowings. Deposits provide a source of funds that are highly dependent on market and other conditions, while loan repayments are a relatively stable source of funds.

The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 5%. Liberty Bank was in compliance with its requirements at March 31, 1995.

CAPITAL RESOURCES

The Office of Thrift Supervision ("OTS") capital regulations include a core capital requirement, a tangible capital requirement and a risk-based capital requirement. Subject to certain exceptions, each of these capital standards must be no less stringent than the capital standards applicable to national banks, although the risk-based capital requirement for savings institutions may deviate from the risk-based capital standards applicable to national banks to reflect interest rate risk or other risks if the deviations in the aggregate do not result in materially lower levels of capital being required of savings institutions than would be required of national banks.

The following table reflects Liberty Bank's compliance with regulatory capital requirements at March 31, 1995 (dollars in thousands):

       Actual for Liberty Bank            Regulatory Requirement
- ----------------------------------------------------------------
                              % of                          % of
  Capital                 Adjusted                      Adjusted      Excess
 Standard      Amount       Assets        Amount         Assets       Amount
- ----------------------------------------------------------------------------
Tangible      $45,348       5.77%        $11,782         1.50%       $33,566
Core          $47,505       6.03%        $23,629         3.00%       $23,876
Risk-based    $65,910      11.92%        $44,225         8.00%       $21,685

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes five classifications for institutions based upon the capital requirements. Each appropriate banking agency, such as the OTS for Liberty Bank, must establish by regulation the parameters of each such classification. Based on final regulations promulgated by the OTS, Liberty Bank is considered well-capitalized. Failure to maintain that status could result in greater regulatory oversight or restrictions on Liberty Bank's activities.

COMMITMENTS

Commitments to originate loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate residential mortgage loans of approximately $27 million, including $4.3 million to be held in portfolio and $6.3 million on which the interest rate had not been locked-in at March 31, 1995. Commitments to sell and purchase residential mortgage loans and mortgage-backed securities for mandatory delivery at March 31, 1995 were $13.8 million and $3.5 million, respectively. Also at March 31, 1995, the Company sold $6.0 million of optional commitments to buy residential mortgage loans and bought $7.0 million of optional commitments to sell residential mortgage loans. Loans in process (which represent undisbursed loan commitments principally related to construction loans), amounted to $39 million at March 31, 1995. Other commitments were not material at March 31, 1995.

RESULTS OF OPERATIONS

The Company's consolidated net income for the three and six months ended March 31, 1995 was $2.0 million and $3.8 million, respectively, compared to $1.4 million and $2.8 million for the three and six months ended March 31, 1994, respectively.

The Company's net income is affected by the level of its non-interest income, non-interest expense and the level of earnings of its mortgage banking operations. However, the Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income"). Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities. The following tables reflect the effective yields and costs of funds for the three and six month periods ended March 31, 1995 and 1994
(dollars in thousands:)

                                    Average Balance           Rate/Yield
                                  Three Months Ended      Three Months Ended
                                       March 31,               March 31,
                                  1995          1994      1995          1994
                                ----------------------  ----------------------
Interest-Earning Assets:
  Loans                         $545,788      $508,980    8.92%        7.93%
  Mortgage-backed securities     138,344        98,990    6.70%        5.41%
  Other investments               37,350        22,455    7.22%        4.17%
                                --------      --------   -----        -----
All interest-earning assets     $721,482      $630,425    8.40%        7.40%
                                ========      ========   -----        -----

Interest-Bearing Liabilities:
  Deposits                      $623,319      $546,737    3.87%        3.52%
  Borrowings                      93,322        82,210    8.95%        6.88%
                                --------      --------   -----        -----
All interest-bearing
  liabilities                   $716,641      $628,947    4.53%        3.96%
                                ========      ========   -----        -----

Interest rate spread                                      3.87%        3.44%
                                                         =====        =====

Interest income as a percentage
  of average earning assets                               3.91%        3.45%
                                                         =====        =====

                                  Average Balance           Rate/Yield
                                 Six Months Ended        Six Months Ended
                                      March 31,               March 31,
                                 1995          1994        1995        1994
                               ----------------------    --------------------
Interest-Earning Assets:
  Loans                        $525,530      $519,576      8.82%      8.07%
  Mortgage-backed securities    130,597        97,276      6.54%      5.52%
  Other investments              32,305        21,243      7.48%      4.54%
                               --------      --------     -----      -----
All interest-earning assets    $688,432      $638,095      8.33%      7.56%
                               ========      ========     -----      -----

Interest-Bearing Liabilities:
  Deposits                     $594,865      $546,526      3.85%      3.60%
  Borrowings                     87,394        88,487      8.43%      6.76%
                               --------      --------     -----      -----
All interest-bearing
  liabilities                  $682,259      $635,013      4.44%      4.04%
                               ========      ========     -----      -----

Interest rate spread                                       3.89%      3.52%
                                                          =====      =====

Interest income as a percentage
  of average earning assets                                3.93%      3.54%
                                                          =====      =====

The Company's net interest margin increased $2.2 million during the six months ended March 31, 1995 as compared to the same period a year ago. Contributing to this increase was growth in the interest rate spread principally resulting from rising interest rates and expansion of earning assets and interest-bearing liabilities principally resulting from acquisitions during the period. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense for the six month period ended March 31, 1994 and the six month period ended March 31, 1995 (dollars in thousands):

                                     March 31, 1995   vs   March 31, 1994
                                -------------------------------------------
                                                    Due To
                                -------------------------------------------
                                                          Rate/
                                 Rate       Volume       Volume      Total
                                ------     --------     --------    -------
CHANGES IN INTEREST INCOME:
  Loans                         $ 1,940    $   241      $    22     $ 2,203
  Mortgage-backed securities        498        920          170       1,588
  Other investments                 312        251          162         725
                                -------    -------      -------     -------
Total interest income             2,750      1,412          354       4,516
                                -------    -------      -------     -------

CHANGES IN INTEREST EXPENSE:
  Deposits                          689        870           61       1,620
  Borrowings                        737        (37)          (9)        691
                                -------    -------      -------     -------
Total interest expense            1,426        833           52       2,311
                                -------    -------      -------     -------

Net interest income             $ 1,324    $   579      $   302     $ 2,205
                                =======    =======      =======     =======

The Company's provision for estimated loan losses decreased to $300,000 and $600,000 during the three and six months ended March 31, 1995, respectively, from $375,000 and $750,000 for the three and six months ended March 31, 1994, respectively. There were net recoveries to the loan loss reserve of $243,000 and $221,000 during the three and six months ended March 31, 1995, respectively, compared to net charge-offs of $615,000 and $1.2 million, respectively, for the same periods a year earlier. Loan loss reserves at March 31, 1995 were $7.0 million, or 387% of nonperforming loans, or 1.25% of loans held for investment, compared to $5.7 million, or 105% of nonperforming loans, or 1.17% of loans held for investment at March 31, 1994.

The table below summarizes nonperforming assets at March 31, 1995 and March 31, 1994. Nonperforming assets consist of nonaccrual loans, foreclosed real estate, other repossessed assets, and loans past due 90 days or more which are still accruing (dollars in thousands).

                                                       March 31,
                                             ----------------------------
                                               1995                1994
                                             ----------------------------
Nonaccrual loans                             $ 1,798              $ 5,383
Real estate acquired through foreclosure       7,220                9,217
Insubstance foreclosures                           -                2,677
Other repossessed assets                         132                  135
                                             -------              -------
Total nonperforming assets                   $ 9,150              $17,412
                                             =======              =======
Total nonperforming assets as
 a percentage of total assets                   1.15%                2.46%
                                             =======              =======

Foreclosed real estate decreased to $7.2 million at March 31, 1995 reflecting foreclosures of $682,000, and sales of $1.5 million. Also contributing to the decline was the writedown of four commercial properties in the amount of $2.6 million, which was previously reserved, due to the permanent impairment of such assets.

Liberty Mortgage originated loans during the three and six months ended March 31, 1995 totaling $28 million and $65 million, respectively, compared to $84 million and $271 million for the same periods a year earlier.

Liberty Mortgage invests in purchased mortgage servicing rights ("PMSRs") resulting from loans purchased through correspondent relationships. The investment in PMSRs has the effect of reducing the basis in the loans purchased, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in PMSRs for three and six month periods ended March 31, 1995 and 1994 (dollars in thousands).

                                     Three Months Ended   Six Months Ended
                                           March 31,         March 31,
                                     -------------------------------------
                                     1995          1994   1995        1994
                                     -------------------------------------
Capitalized                          $   28      $  386   $   66    $1,212
Sold                                    429           -      512         -
Amortized                               128         139      255       255

Net Investment at March 31,                                2,347     2,524

Liberty Mortgage's policy requires the purchase of interest rate protection to limit risk of volatile interest rates ("interest rate risk"). Liberty Mortgage generally will incur a loss on the sale of loans which reflects the marketing concession (or discount) to originate loans and the cost of purchasing interest rate risk protection. However, the effect of PMSR's offsets the impact of marketing concessions.

During the three and six months ended March 31, 1995, Liberty Mortgage sold bulk loan servicing rights with aggregate principal balances of $85 million and $125 million, respectively, compared to $67 million and $92 million, respectively, a year earlier. This resulted in the recognition of a gain on the sale of servicing of $368,000 and $817,000 for the three and six months ended March 31, 1995 compared to $1.1 million and $1.4 million, respectively, for the same periods a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months. The servicing sale during the quarter ended March 31, 1995 included $47 million in servicing rights which Liberty Mortgage granted recourse to the seller. Accordingly, the gain related to such rights of $552,000 was deferred and will be recognized in the period that the recourse expires.

Non-interest income (net of gains on the sale of assets) remained the same at $1.6 million for the quarters ended March 31, 1995 and 1994, and $3.1 million for the six months then ended. Non-interest income included a decline in loan servicing fees of $76,000 for the quarter, and $176,000 for the six months ended March 31, 1995 over last year, reflecting a decline in the portfolio of loans serviced for others to $780 million at March 31, 1995 from $967 million at March 31, 1994. Other income also decreased by $62,000 and $64,000 for the same periods, resulting from several items, none of them significant. These declines were offset by an increase in deposit account service charges of $138,000 and

$231,000 for the three and six months ended March 31, 1995 due to average transaction accounts increasing by 17% from March 1994 to March 1995 as a result of acquisitions during the period as well as internal growth.

The net cost of operations of other real estate declined by $166,000 and $170,000 for the quarter and six months ended March 31, 1995, respectively, as compared to the same periods a year ago. Contributing to this variance was provisions for estimated losses of $274,000 and $412,000 during the quarter and six months ended March 31, 1995, respectively, as compared to $8,000 and $113,000 a year earlier. Offsetting this increase were (i) net gains on the sales of other real estate during the three and six months ended March 31, 1995 of $179,000 and $172,000, respectively, compared to net losses of $22,000 and $58,000 a year earlier, and (ii) expenses net of income from the operations of other real estate of $48,000 income and $139,000 expenses for the three months ended March 31, 1995 and 1994, respectively, and $2,000 and $239,000 expenses for the six months then ended, respectively.

Non-interest expense (net of other real estate operations) remained the same at $5.6 million for the quarters ended March 31, 1995 and 1994, and approximately $11 million for the six months then ended. Direct costs resulting from the acquisitions for the six months ended March 31, 1995 approximated $324,000. These additional expenses were offset by (i) Liberty Bank deferring $438,000 for the six months ended March 31, 1995 compared to $197,000 a year earlier attributable to increased loan originations at Liberty Bank, (ii) Liberty Mortgage's non-interest expense declining to $170,000 for the six months ended March 31, 1995 from $195,000 for the six months ended March 31, 1994 principally due to declining loan production, and (iii) the Company's cost reduction program initiated during the second half of fiscal 1994.

ACCOUNTING FOR INCOME TAXES

The Company's effective income tax rate, as well as the marginal income tax rate, for the six months ended March 31, 1995 and 1994 was approximately 34%. The Company's management has determined that it is more likely than not that its deferred tax assets will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at March 31, 1995 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

ACQUISITIONS

On December 2, 1994, the Company acquired Central Banking Company ("CBC") of Swainsboro, Georgia. CBC, on the date of acquisition, held the following approximate balances: loans of $21 million, cash and investments of $34 million, premises and equipment of $1 million and deposits of $52 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

On March 24, 1995, the Company acquired three banking offices located in Sylvania, Vidalia and Waycross, Georgia from First Union National Bank. Total assets acquired were approximately $3 million, and total cash received and deposits assumed were approximately $95 million. Intangible assets resulting from the acquisition were approximately $4 million.

On March 16, 1995 the Company announced an agreement to acquire Tifton Bank and Trust of Tifton, Georgia. Tifton Bank and Trust has two offices, approximately $55 million in assets, $48 million in deposits, and $32 million in loans. This transaction is expected to close in fall of 1995, subject to regulatory approval.

During the six months ended March 31, 1995, the Company purchased investments totaling approximately $51 million and paid off borrowings of approximately $36 million with the proceeds from the three branch acquisitions described above.

PREFERRED STOCK

On December 2, 1994, in connection with the acquisition of CBC, the Company issued $3.7 million in Series B 6.00% Cumulative Convertible Preferred stock. The shares have a liquidation preference of $25.00 per share. Dividends on the preferred stock are cumulative and at an annual rate of $1.50 per share and are payable quarterly. Each share of preferred stock is convertible at the option of the holder into 1.19 shares of common stock, at a conversion price of $21.00 per share of common stock, subject to adjustment in certain circumstances. The Company, at its option, may redeem the preferred stock at any time on or after January 1, 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used at the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions. Assets that are covered by Opinion 30 will continue to be reported at the lower of carrying amount or net realizable value. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial statements.

PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------

       The Annual Meeting of the Stockholders of the Company was held on January 25, 1995. At the Annual Meeting of Stockholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Messrs. F. Don Bradford, Richard W. Carpenter, C. Lee Ellis, Robert F. Hatcher, Melvin I. Kruger, Thomas H. McCook, and Ms. Jo Slade Wilbanks were elected as directors of the Company to hold office until the 1996 Annual Meeting of Stockholders with 2,808,368 shares voting in favor.


Item 6.  Exhibits and Reports Filed on Form 8-K
         --------------------------------------

       (a)   Exhibits

       Exhibit 11 - Statements of Computation of Earnings Per Share
       Exhibit 15 - Awareness Letter of Coopers & Lybrand
       Exhibit 27 - Financial Data Schedule

       (b)   Reports Filed on Form 8-K

       On January 12, 1995, the Registrant filed a Current Report on Form 8-K which included a press release dated January 6, 1995 announcing the resignation of the President and Chief Executive Officer of its mortgage subsidiary, Liberty Mortgage Corporation.

       On March 20, 1995 the Registrant filed a Current Report on Form 8-K which included a press release dated March 16, 1995 concerning its letter of intent to acquire Tifton Banks, Inc.

       On April 7, 1995, the Registrant filed a Current Report on Form 8-K concerning the completion of its acquisition of three branch offices from First Union National Bank of Georgia on March 24, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST LIBERTY FINANCIAL CORP.

DATE:       May 12, 1995               /s/  David L. Hall
                                            -----------------------------------
                                            David L. Hall
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly authorized, principal
                                             financial and principal accounting
                                             officer)

                            FIRST LIBERTY FINANCIAL CORP.

                                 Index of Exhibits


The following exhibits are filed as part of the Report.


Exhibit No.                   Description                        Page


    11        Statements of Computation of Earnings Per Share     21

    15        Awareness Letter of Coopers & Lybrand L.L.P.        23

    27        Financial Data Schedule                              -