Form 10-Q/A
period 1995-03-31
FIRST LIBERTY FINANCIAL CORP
filed 1995-05-15
CIK 760077

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q/A


                   AMENDMENT TO APPLICATION OR REPORT
              Filed pursuant to Section 12, 13, or 15(d) of
                   THE SECURITIES EXCHANGE ACT OF 1934

                      First Liberty Financial Corp.
                      -----------------------------
            (Exact name of registrant as specified in charter)

                            AMENDMENT NO.  1
                                          ---

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the quarter ended March 31, 1995 on Form 10-Q as set forth in the pages attached hereto.


Item 6.  Exhibit 27, Financial Data Schedule


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST LIBERTY FINANCIAL CORP.

DATE:       May 15, 1995               /s/  David L. Hall
                                            -----------------------------------
                                            David L. Hall
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly authorized, principal
                                             financial and principal accounting
                                             officer)