Form 10-Q
period 1995-06-30
FIRST LIBERTY FINANCIAL CORP
filed 1995-08-14
CIK 760077

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q


(Mark One)

 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1995
                               -------------------

                                      OR

 / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-14417
                       -----------

                     FIRST LIBERTY FINANCIAL CORP.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Georgia                              58-1680650
-------------------------------------------------------------------------------
    (State of incorporation)        (I.R.S. Employer Identification No.)

      201 Second Street, Macon, Georgia               31297
-------------------------------------------------------------------------------
  (Address of principal executive offices)         (Zip Code)

                             (912) 743-0911
-------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Exhibit index appears on page 22.

There were 3,930,276 shares of Common Stock outstanding as of August 14, 1995.

                      FIRST LIBERTY FINANCIAL CORP.
                      QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 1995

                             Table of Contents


PART I - FINANCIAL INFORMATION


Item                                                                Page
----                                                                ----

1.  Financial Statements:

      Consolidated Statements of Financial Condition                  3

      Consolidated Statements of Income                               4

      Consolidated Statements of Cash Flows                           5

      Notes to Consolidated Financial Statements                      7

      Independent Accountants' Report                                11

2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            12


PART II - OTHER INFORMATION


4.  Submission of Matters to a Vote of Securities Holders            20

6.  Exhibits and Reports on Form 8-K                                 20

    Signatures                                                       21

    Index of Exhibits                                                22

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                              June 30,     September 30,
                                                1995           1994
------------------------------------------------------------------------------
                                                (dollars in thousands)
ASSETS:
Cash and due from banks                          $ 24,366        $ 16,293
Federal funds sold                                    948           4,815
Investment securities available-for-sale, at
  market value                                     23,219          18,928
Mortgage-backed securities available-for-sale,
  at market value                                 134,014         111,386
Loans available-for-sale, net, at market value     13,330           9,983
Loans, net                                        584,132         487,315
Accrued interest receivable                         5,359           3,880
Premises and equipment, net                        21,411          20,047
Real estate, net                                    4,339           7,511
Intangible assets                                   9,290           3,508
Advances to attorneys for loans originated          5,106           1,264
Other assets                                        7,733           8,275
                                                 --------        --------
                                                 $833,247        $693,205
                                                 ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                         $675,772        $562,113
Notes payable and other borrowed money             42,500          50,274
Subordinated debentures                            12,450          12,295
Securities sold under agreements to repurchase     19,034           1,660
Checks payable on loans originated                  5,012           3,824
Other liabilities                                  13,010           6,648
                                                 --------        --------
                                                  767,778         636,814
                                                 --------        --------
Commitments and contingencies-                          -               -

Stockholders' equity:
  Series A, 7.75% Cumulative Convertible
    Preferred stock ($25.00 stated value, 460,000
    shares authorized, issued and outstanding)     11,500          11,500
  Series B, 6.00% Cumulative Convertible
    Preferred stock ($25.00 stated value, 148,799
    shares authorized, issued and outstanding)      3,720               -
  Common stock ($1.00 par value, 25,000,000
    shares authorized, 3,037,690 and 3,030,690
    shares issued, respectively, and 3,015,350 and
    3,008,350 shares outstanding, respectively)     3,038           3,031
  Additional paid-in capital                       14,718          15,209
  Retained earnings                                31,973          27,794
  Net unrealized gain (loss) on securities            789            (874)
  Treasury stock at cost (22,340 shares)             (269)           (269)
                                                 --------        --------
                                                   65,469          56,391
                                                 --------        --------
                                                 $833,247        $693,205
                                                 ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

                              Three Months Ended         Nine Months Ended
                                   June 30,                   June 30,
                            --------------------------------------------------
                               1995        1994           1995       1994
------------------------------------------------------------------------------
                              (dollars in thousands, except per share data)

INTEREST INCOME:
Loans                         $13,119     $10,274       $36,295     $31,248
Mortgage-backed securities      2,378       1,433         6,651       4,118
Investment securities             415         215         1,396         577
Federal funds sold                110          60           337         180
                              -------     -------       -------     -------
                               16,022      11,982        44,679      36,123
                              -------     -------       -------     -------
INTEREST EXPENSE:
Deposits                        7,217       4,863        18,679      14,705
Short-term borrowings             535         302         2,754       1,126
Long-term borrowings              687         889         2,150       3,057
                              -------     -------       -------     -------
                                8,439       6,054        23,583      18,888
                              -------     -------       -------     -------
  Net interest income           7,583       5,928        21,096      17,235
Provision for estimated
  losses on loans                 300         375           900       1,125
                              -------     -------       -------     -------
  Net interest income after
    provision for estimated
    losses on loans             7,283       5,553        20,196      16,110
                              -------     -------       -------     -------

NON-INTEREST INCOME:
Loan servicing fees               554         716         1,846       2,183
Gain on sale of investment
  securities                        -           -            21           -
Gain (loss) on sale of loans
  and mortgage-backed securities   39        (118)           35         548
Gain on sale of servicing         977       1,293         1,794       2,667
Deposit account service charges   843         694         2,425       2,045
Other income                       45          67           256         343
                              -------     -------       -------     -------
  Total non-interest income     2,458       2,652         6,377       7,786
                              -------     -------       -------     -------
                                9,741       8,205        26,573      23,896
                              -------     -------       -------     -------

NON-INTEREST EXPENSE:
Compensation, taxes and
  benefits                      3,403       3,006         9,167       9,062
Occupancy and equipment           764         656         2,118       2,061
Advertising                       213         203           664         649
Professional fees                 170         197           472         686
Data processing                   178         150           507         484
Federal deposit insurance
  premiums                        496         391         1,317       1,154
Amortization of intangible
  assets                          240         101           489         274
Net cost of operation of other
  real estate                      66         131           309         544
Other                           1,032         722         2,571       2,195
                              -------     -------       -------     -------
  Total non-interest expense    6,562       5,557        17,614      17,109
                              -------     -------       -------     -------
Income before income tax
  expense                       3,179       2,648         8,959       6,787
Income tax expense              1,093       1,024         3,081       2,406
                              -------     -------       -------     -------
Net income                      2,086       1,624         5,878       4,381
Dividends on preferred stock      278         222           797         668
                              -------     -------       -------     -------
Net income applicable to
  common stockholders         $ 1,808     $ 1,402       $ 5,081     $ 3,713
                              =======     =======       =======     =======

EARNINGS PER COMMON SHARE:
  Primary                     $   .58     $   .45       $  1.64     $  1.20
  Fully diluted               $   .50     $   .40       $  1.41     $  1.09
DIVIDENDS PER COMMON SHARE:   $   .10     $   .08       $   .30     $   .24

The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                            ----------------------------------
                                                    1995         1994
-------------------------------------------------------------------------------
                                                  (dollars in thousands)
OPERATING ACTIVITIES:
Cash flows from operating activities:
  Net income                                       $  5,878     $  4,381
     Adjustments to reconcile net income
     to cash provided by operations:
     Depreciation                                     1,284        1,210
     Amortization of loan fees                         (502)        (573)
     Provision for estimated losses
       on loans and real estate                       1,390        1,370
     Amortization of intangibles                        489          274
     Dividends received on stock                       (185)        (366)
     Gain on sale of loans and mortgage-
       backed and investment securities                 (56)        (548)
  Loans available-for-sale:
     Disbursements                                  (22,344)    (140,248)
     Purchases                                      (43,773)    (171,431)
     Sales                                           62,183      359,605
     Principal repayments                               445        8,053
  Increase in accrued interest receivable            (1,207)        (167)
  Increase in accrued interest payable                  620          383
  Other, net                                          7,032       (1,326)
                                                 ----------   ----------
  Net cash provided by operating activities          11,254       60,617
                                                 ----------   ----------

INVESTING ACTIVITIES:
Cash flows from investing activities:
  Net decrease(increase) in federal funds sold        6,867       (5,497)
  Investment securities available-for-sale:
    Purchases                                        (8,261)      (1,943)
    Sales                                            28,645           74
    Maturities                                        2,000        2,546
  Mortgage-backed securities available-for-sale:
    Purchases                                       (52,176)     (46,348)
    Sales                                            19,478        5,625
    Principal repayments                             15,626       27,744
  Loan disbursements                               (248,984)    (206,005)
  Loan purchases                                    (30,465)           -
  Loan sales                                          7,214            -
  Loan principal repayments                         196,161      189,968
  Purchases of premises and equipment                (1,128)      (1,596)
  Proceeds from sales of real estate                  1,375        1,504
  Net decrease(increase) in advances to
    attorneys for loans originated                   (3,842)      13,597
  Acquisition of other institutions,
    net of cash paid                                 88,141            -
                                                 ----------   ----------
  Net cash provided by(used in)
     investing activities                            20,651      (20,331)
                                                 ----------   ----------

The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows, continued
(Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                           -----------------------------------
                                                  1995             1994
------------------------------------------------------------------------------
                                                  (dollars in thousands)
FINANCING ACTIVITIES:
Cash flows from financing activities:
  Net increase(decrease) in deposits              (32,920)        15,616
  Notes payable and other borrowed money:
    Proceeds                                      255,500        116,500
    Repayments                                   (263,915)      (140,508)
  Net increase(decrease) in securities
    sold under agreements to repurchase            17,374         (6,767)
  Net increase(decrease) in checks
    payable on loans originated                     1,188        (21,266)
  Issuance of common stock                             61              -
  Dividends paid on stock                          (1,120)        (1,150)
                                                ---------      ---------
  Net cash used in financing activities           (23,832)       (37,575)
                                                ---------      ---------

Net increase in cash and due from banks             8,073          2,711
Cash and due from banks beginning of period        16,293         13,478
                                                ---------      ---------
Cash and due from banks end of period           $  24,366      $  16,189
                                                =========      =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)           $  7,363       $  6,644
  Income taxes                                      1,805          2,668

Noncash investing and financing activities:
  Real estate foreclosed                         $  1,205       $  1,394
  Financing of sales of foreclosed real estate      3,359          2,695
  Conversion of mortgage loans into
    mortage-backed securities                           -            596
  Dividends declared, unpaid on preferred stock       279            223
  Dividends declared, unpaid on common stock          301            241

Acquisition of other institutions:
  Fair value of assets acquired                  $(62,006)             -
  Fair value of liabilities assumed               150,147              -
                                                 --------
  Net cash received                              $ 88,141              -
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

                FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  Summary of Significant Accounting Policies
    ------------------------------------------

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1994. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year consolidated financial statements presentation.


2.  Earnings Per Share
    ------------------

Earnings per share are computed on the weighted average number of shares outstanding including common stock equivalents, if dilutive. For computing primary earnings per share, stock options exercisable at a price less than average market price during the period are considered common stock equivalents. Fully diluted earnings per share assumes (i) the conversion, if dilutive, of all convertible debt as of the beginning of the year (or date of issue), with the elimination of the related interest expense net of applicable income taxes
(ii) the exercise of all stock options below the market price at June 30 or the average market price for the quarter, and (iii) the conversion, if dilutive, of all convertible preferred stock as of the beginning of the year (or date of issue), with the elimination of dividends declared.

Weighted average shares of common stock and common stock equivalents used in the computation of earnings per share are as follows:

                  Three Months Ended June 30,      Nine Months Ended June 30,
                  -----------------------------------------------------------
                     1995            1994           1995            1994
                  -----------------------------------------------------------
Primary           3,092,903         3,085,499      3,082,905        3,089,397
Fully diluted     4,233,591         4,046,160      4,191,152        4,050,058

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

3.  Sale of Servicing
    -----------------

During the three and nine months ended June 30, 1995, Liberty Mortgage Corporation ("Liberty Mortgage"), the Company's mortgage banking subsidiary, sold bulk loan servicing rights with aggregate principal balances of $89 million and $214 million, respectively, compared to $81 million and $174 million, respectively, a year earlier. This resulted in the recognition of a gain on the sale of servicing of $977,000 and $1.8 million for the three and nine months ended June 30, 1995 compared to $1.3 million and $2.7 million, respectively, for the same periods a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months. The servicing sales during the nine months ended June 30, 1995 includes $47 million in servicing rights which Liberty Mortgage sold during the second quarter and granted recourse to the seller. Accordingly, the gain related to such rights, estimated to be approximately $552,000, was deferred and will be recognized in the fourth quarter when the recourse expires.


4.  Purchased Mortgage Servicing Rights
    -----------------------------------

Liberty Mortgage invests in purchased mortgage servicing rights ("PMSRs") resulting from loans purchased through correspondent relationships. The investment in PMSRs has the effect of reducing the basis in the loans purchased, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in PMSRs for the three and nine month periods ended June 30, 1995 and 1994 (dollars in thousands).

                                    Three Months Ended  Nine Months Ended
                                         June 30,            June 30,
                                   ---------------------------------------
                                    1995          1994  1995         1994
                                   ---------------------------------------

Acquired                            $   73      $  726  $  140     $1,938
Sold                                   312           -     692          -
Amortized                               95         149     350        404
Written off                             52           -      52          -

Net Investment at June 30,                               1,961      3,025

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

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


The following table presents unaudited proforma results of operations for the nine months ended June 30, 1995 and June 30, 1994, after giving effect to the amortization of intangibles and other proforma adjustments, as if the acquisitions previously discussed had occurred on October 1, 1994 and 1993. The proforma summary information does not necessarily reflect the results of operations as they actually would have been, if the acquisitions had occurred at the beginning of the years presented (dollars in thousands, except per share data).

                                                        Nine Months Ended
                                                            June 30
                                                        -----------------
                                                        1995         1994
                                                        -----------------
                                                           (unaudited)
   Net interest income before provision for
     estimated losses on loans                          $22,179   $20,218
   Net income                                             6,055     5,159

   Earnings Per Common Share:
     Primary                                            $  1.69   $  1.40
     Fully diluted                                         1.44      1.23
   Average Shares Outstanding:
     Primary                                              3,083     3,089
     Fully diluted                                        4,233     4,227


On March 16, 1995 the Company announced an agreement to acquire Tifton Bank and Trust of Tifton, Georgia. Tifton Bank and Trust has two offices, approximately $55 million in assets, $48 million in deposits, and $32 million in loans. This transaction is expected to close in fall of 1995, subject to regulatory approval.


6.  Preferred Stock
    ---------------

On December 2, 1994, in connection with the acquisition of CBC, the Company issued $3.7 million in Series B 6.00% Cumulative Convertible Preferred ("Series B") stock. The shares have a liquidation preference of $25.00 per share. Dividends on the Series B stock are cumulative and at an annual rate of $1.50 per share and are payable quarterly. Each share of the Series B stock is convertible at the option of the holder into 1.19 shares of common stock, at a conversion price of $21.00 per share of common stock, subject to adjustment in certain circumstances. The Company, at its option, may redeem the Series B stock at any time on or after January 1, 1997.

On June 28, 1995 the Company announced that it would redeem all 460,000 shares of its Series A 7.75% Cumulative Convertible Preferred ("Series A") stock on July 31, 1995. The redemption price was $26.20 per share plus accrued and unpaid dividends from July 1, 1995 to, but excluding, the redemption date. The conditions for redeeming the Series A stock had been met in that the average market price of the Company's common stock had been at least 135% of the $12.50 Series A stock conversion price for a period of twenty consecutive trading days prior to the date of notice. Each share of the Series A stock to be redeemed

                FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

was convertible into two shares of the Company's common stock until the close of business on July 31, 1995. On July 31, 1995, 457,463 shares of the Series A stock were converted into 914,926 shares of common stock and 2,537 shares were redeemed for $66,879.


7.  Recently Issued Accounting Standards
    ------------------------------------

In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used at the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Assets that are covered by Opinion 30 will continue to be reported at the lower of carrying amount or net realizable value. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial statements.

In May, 1995, FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights". This statement is effective for financial statements issued by the Company for the fiscal year ending September 30, 1997. SFAS 122 amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others regardless of whether those servicing rights are acquired through either the purchase or origination of mortgage loans. This statement also requires that the mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights, including those rights purchased before adoption of this statement. Impairment should be recognized through a valuation allowance. Retroactive capitalization of mortgage servicing rights before the adoption of this statement is prohibited. The Company is currently reviewing the impact this statement will have on its mortgage operations.

                            COOPERS & LYBRAND L.L.P.


Independent Accountants Report

The Board of Directors
First Liberty Financial Corp.

We have reviewed the accompanying consolidated financial statements of First Liberty Financial Corp. and Subsidiaries as of June 30, 1995 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our audit in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.
Atlanta, Georgia
August 11, 1995

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

The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 5%. Liberty Bank was in compliance with its requirements at June
30, 1995.


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

The following table reflects Liberty Bank's compliance with regulatory capital requirements at June 30, 1995 (dollars in thousands):

 ----------------------------------------------------------------------
|      Actual for Liberty Bank         | Regulatory Requirement|       |
|--------------------------------------|-----------------------|       |
|                               % of   |               % of    |       |
| Capital                   Adjusted   |           Adjusted    | Excess|
|Standard       Amount        Assets   |   Amount    Assets    | Amount|
|--------------------------------------|-------------------------------|
|                                      |                       |       |
|                                      |                       |       |
|Tangible       $47,629         5.79%  |   $12,349     1.50%   |$35,280|
|Core           $49,705         6.02%  |   $24,761     3.00%   |$24,944|
|Risk-based     $67,761        11.63%  |   $46,626     8.00%   |$21,135|
 ----------------------------------------------------------------------

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


COMMITMENTS

Commitments to originate loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate residential mortgage loans of approximately $44 million, including $1.7 million to be held in portfolio and $14 million on which the interest rate had not been locked-in at June 30, 1995. Commitments to sell and purchase residential mortgage loans and mortgage-backed securities for mandatory delivery at June 30, 1995 were $28 million and $1.9 million, respectively. Also at June 30, 1995, the Company bought $11 million of optional commitments to sell residential mortgage loans. Loans in process (which represent undisbursed loan commitments principally related to construction loans), amounted to $37 million at June 30, 1995. Other commitments were not material at June 30, 1995.


RESULTS OF OPERATIONS

The Company's consolidated net income for the three and nine months ended June 30, 1995 was $2.1 million and $5.9 million, respectively, compared to $1.6 million and $4.4 million for the three and nine months ended June 30, 1994, respectively.

The Company's net income is affected by the level of its non-interest income, non-interest expense and the level of earnings of its mortgage banking operations. However, the Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income"). Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities. The following tables reflect the effective yields and costs of funds for the three and nine month periods ended June 30, 1995 and 1994 (dollars in thousands:)

                                    AVERAGE BALANCE           RATE/YIELD
                                  THREE MONTHS ENDED      THREE MONTHS ENDED
                                       JUNE 30,                 JUNE 30,
                                  1995          1994      1995          1994
                                  ------------------      ------------------
INTEREST-EARNING ASSETS:
  Loans                           $577,972   $502,880     9.08%         8.17%
  Mortgage-backed securities       135,616    100,895     7.01%         5.68%
  Other investments                 29,292     22,050     7.17%         4.98%
                                  --------   --------    ------        ------
All interest-earning assets       $742,880   $625,825     8.63%         7.66%
                                  ========   ========    ------        ------

INTEREST-BEARING LIABILITIES:
  Deposits                        $678,932   $559,711     4.25%         3.48%
  Borrowings                        60,034     64,491     8.14%         7.39%
                                  --------   --------    ------        ------
All interest-bearing
  liabilities                     $738,966   $624,202     4.57%         3.88%
                                  ========   ========    ------        ------

Interest rate spread                                      4.06%         3.78%
                                                         ======        ======
Interest income as a percentage
  of average earning assets                               4.08%         3.79%
                                                         ======        ======

                                    AVERAGE BALANCE            RATE/YIELD
                                   NINE MONTHS ENDED       NINE MONTHS ENDED
                                       JUNE 30,                 JUNE 30,
                                   1995         1994       1995         1994
                                 --------------------      -----------------
INTEREST-EARNING ASSETS:
  Loans                          $543,721    $513,945      8.90%       8.11%
  Mortgage-backed securities      132,440      98,395      6.70%       5.58%
  Other investments                31,043      21,118      7.45%       4.78%
                                 --------    --------     ------      ------
All interest-earning assets      $707,204    $633,458      8.42%       7.60%
                                 ========    ========     ------      ------

INTEREST-BEARING LIABILITIES:
  Deposits                       $619,014    $550,980      4.02%       3.56%
  Borrowings                       82,387      80,270      7.94%       6.95%
                                 --------    --------     ------      ------
All interest-bearing
  liabilities                    $701,401    $631,250      4.48%       3.99%
                                 ========    ========     ------      ------

Interest rate spread                                       3.94%       3.61%
                                                          ======      ======
Interest income as a percentage
  of average earning assets                                3.98%       3.63%
                                                          ======      ======

The Company's net interest margin increased $3.9 million during the nine months ended June 30, 1995 as compared to the same period a year ago. Contributing to this increase was growth in the interest rate spread principally resulting from rising interest rates and expansion of earning assets and interest-bearing liabilities principally resulting from acquisitions during the period. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense for the nine month period ended June 30, 1994 and the nine month period ended June 30, 1995 (dollars in thousands):

                                    JUNE 30, 1995    VS    JUNE 30, 1994
                                   --------------------------------------
                                                    DUE TO
                                   --------------------------------------
                                                         RATE/
                                   RATE     VOLUME      VOLUME      TOTAL
                                 -------   --------    --------    -------

CHANGES IN INTEREST INCOME:
  Loans                          $ 3,060    $ 1,810     $   177    $ 5,047
  Mortgage-backed securities         823      1,425         285      2,533
  Other investments                  422        356         198        976
                                 -------    -------     -------    -------
Total interest income              4,305      3,591         660      8,556
                                 -------    -------     -------    -------

CHANGES IN INTEREST EXPENSE:
  Deposits                         1,921      1,816         237      3,974
  Borrowings                         595        110          16        721
                                 -------    -------     -------    -------
Total interest expense             2,516      1,926         253      4,695
                                 -------    -------     -------    -------

Net interest income              $ 1,789    $ 1,665     $   407    $ 3,861
                                 =======    =======     =======    =======

The Company's provision for estimated loan losses decreased to $300,000 and $900,000 during the three and nine months ended June 30, 1995, respectively, from $375,000 and $1.1 millon for the three and nine months ended June 30, 1994, respectively. There were net charge-offs to the loan loss reserve of $348,000 and $127,000 during the three and nine months ended June 30, 1995, respectively, compared to net charge-offs of $530,000 and $1.7 million, respectively, for the same periods a year earlier. Loan loss reserves at June 30, 1995 were $6.9 million, or 176% of nonperforming loans, or 1.17% of loans held for investment, compared to $5.5 million, or 112% of nonperforming loans, or 1.13% of loans held for investment at June 30, 1994.

The table below summarizes nonperforming assets at June 30, 1995 and June 30, 1994. Nonperforming assets consist of nonaccrual loans, foreclosed real estate, other repossessed assets, and loans past due 90 days or more which are still accruing (dollars in thousands).

                                                       JUNE 30,
                                            -----------------------------
                                               1995                1994
                                            -----------------------------
Nonaccrual loans                             $ 1,652             $ 4,924
Loans past due 90 days or more
 and still accruing                            2,273                   -
Real estate acquired through foreclosure       4,889              10,733
Insubstance foreclosures                           -                 299
Other repossessed assets                         160                 112
                                             -------             -------
Total nonperforming assets                   $ 8,974             $16,068
                                             =======             =======
Total nonperforming assets as
 a percentage of total assets                   1.08%               2.32%
                                             =======             =======

Foreclosed real estate decreased from $10.2 million at September 30, 1994 to $4.9 million at June 30, 1995 reflecting foreclosures of $1.2 million, and sales of $4.5 million. Also contributing to the decline was the writedown of four commercial properties in the amount of $2.6 million, which were previously reserved, due to the permanent impairment of such assets.

Liberty Mortgage originated loans during the three and nine months ended June 30, 1995 totaling $37 million and $102 million, respectively, compared to $58 million and $329 million for the same periods a year earlier.

Liberty Mortgage invests in purchased mortgage servicing rights ("PMSRs") resulting from loans purchased through correspondent relationships. The investment in PMSRs has the effect of reducing the basis in the loans purchased, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in PMSRs for the three and nine month periods ended June 30, 1995 and 1994 (dollars in thousands).

                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                      JUNE 30,              JUNE 30,
                                 ----------------------------------------
                                 1995          1994     1995         1994
                                 ----------------------------------------
Acquired                         $   73      $  726     $  140     $1,938
Sold                                312           -        692          -
Amortized                            95         149        350        404
Written off                          52           -         52          -

Net Investment at June 30,                               1,961      3,025

Liberty Mortgage's policy requires the purchase of interest rate protection to limit risk of volatile interest rates ("interest rate risk"). Liberty Mortgage generally will incur a loss on the sale of loans which reflects the marketing concession (or discount) to originate loans and the cost of purchasing interest rate risk protection. However, the effect of PMSR's offset the impact of marketing concessions.

During the three and nine months ended June 30, 1995, Liberty Mortgage sold bulk loan servicing rights with aggregate principal balances of $89 million and $214 million, respectively, compared to $81 million and $174 million, respectively, a year earlier. This resulted in the recognition of a gain on the sale of servicing of $977,000 and $1.8 million for the three and nine months ended June 30, 1995 compared to $1.3 million and $2.7 million, respectively, for the same periods a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months. The servicing sales during the nine months ended June 30, 1995 includes $47 million in servicing rights which Liberty Mortgage sold during the second quarter and granted recourse to the seller. Accordingly, the gain related to such rights, estimated to be approximately $552,000, was deferred and will be recognized in the fourth quarter when the recourse expires.

Non-interest income (net of gains on the sale of assets) remained relatively flat at approximately $1.4 million for the quarters ended June 30, 1995 and 1994, and approximately $4.5 million for the nine months then ended. Significant offsetting variances were the following.

o A decline in loan servicing fees of $162,000 for the quarter, and $337,000 for the nine months ended June 30, 1995 over last year, reflecting the decline in loans serviced for others to $602 million at June 30, 1995 from $930 million at June 30, 1994.

o An increase in deposit account service charges of $149,000 and $380,000 for the three and nine months ended June 30, 1995 due to quarter-to-date average transaction accounts increasing 30% and year-to-date averages increasing
   18% from June 1994 to June 1995 as a result of acquisitions during the nine month period as well as internal growth.

The net cost of operations of other real estate declined by $65,000 and $235,000 for the quarter and nine months ended June 30, 1995, respectively, as compared to the same periods a year ago. Contributing to this variance was the following (dollars in thousands).

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                   -------------------------------------------
                                     1995          1994    1995         1994
                                   -------------------------------------------
Provisions for estimated losses      $ 78          $132    $490         $245
Net (gains) on sales                   (2)         (132)   (174)         (74)
Net expense (income) from operations  (10)          131      (7)         373

Non-interest expense (net of other real estate operations) increased $1.1 million or 20% to $6.5 million for the quarter ended June 30, 1995, and $740,000 or 4% to $17.3 million for the nine months then ended. Approximated expenses relating to the acquisitions for the three and nine months ended June 30, 1995 are as follows (dollars in thousands).

                                      THREE ONTHS ENDED  NINE MONTHS ENDED
                                         JUNE 30, 1995      JUNE 30, 1995
                                    -----------------------------------------

Compensation, taxes and benefits          $  325             $  460
Occupancy and equipment                       92                117
Advertising                                    8                 17
Data processing                               16                 19
Federal deposit insurance premiums           109                140
Amortization of intangible assets            139                186
Other                                        123                197
                                          ------             ------
                                          $  812             $1,136
                                          ======             ======

These additional expenses were offset by Liberty Bank deferring $614,000 for the nine months ended June 30, 1995 as compared to $284,000 a year earlier in compensation and benefits attributable to increased loan originations at Liberty Bank. Expenses deferred during the three months ended June 30, 1995 and 1994 were comparable.

Professional fees declined $27,000 for the quarter and $214,000 for the nine months ended June 30, 1995 as compared to the same periods a year earlier principally due to lower legal fees resulting from a decline in nonperforming assets. There were no other significant variances in other expenses for the three and nine month periods ended June 30, 1995 and 1994.


ACCOUNTING FOR INCOME TAXES

The Company's effective income tax rate for the nine months ended June 30, 1995 and 1994 was 34% and 35%, respectively. The Company's management has determined that it is more likely than not that its deferred tax assets will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at June 30, 1995 that may affect the realization of the Company's deferred tax assets. The

Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.


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

During the nine months ended June 30, 1995, the Company purchased investments totaling approximately $51 million and paid off borrowings of approximately $36 million with the proceeds from the three branch acquisitions described above.


PREFERRED STOCK

On December 2, 1994, in connection with the acquisition of CBC, the Company issued $3.7 million in Series B 6.00% Cumulative Convertible Preferred
("Series B") stock. The shares have a liquidation preference of $25.00 per share. Dividends on the Series B stock are cumulative and at an annual rate of $1.50 per share and are payable quarterly. Each share of the Series B stock is convertible at the option of the holder into 1.19 shares of common stock, at a conversion price of $21.00 per share of common stock, subject to adjustment in certain circumstances. The Company, at its option, may redeem the Series B stock at any time on or after January 1, 1997.

On June 28, 1995 the Company announced that it would redeem all 460,000 shares of its Series A 7.75% Cumulative Convertible Preferred ("Series A") stock on July 31, 1995. The redemption price was $26.20 per share plus accrued and unpaid dividends from July 1, 1995 to, but excluding, the redemption date. The conditions for redeeming the Series A stock had been met in that the average market price of the Company's common stock had been at least 135% of the $12.50 Series A stock conversion price for a period of twenty consecutive trading days prior to the date of notice. Each share of the Series A stock to be redeemed was convertible into two shares of the Company's common stock until the close of business on July 31, 1995. On July 31, 1995, 457,463 shares of the Series
A stock were converted into 914,926 shares of common stock and 2,537 shares were redeemed for $66,879.

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

In May, 1995, FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights". This statement is effective for financial statements issued by the Company for the fiscal year ending September 30, 1997. SFAS 122 amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others regardless of whether those servicing rights are acquired through either the purchase or origination of mortgage loans. This statement also requires that the mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights, including those rights purchased before adoption of this statement. Impairment should be recognized through a valuation allowance. Retroactive capitalization of mortgage servicing rights before the adoption of this statement is prohibited. The Company is currently reviewing the impact this statement will have on its mortgage operations.

PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------

      There were no matters submitted to a vote of securities holders during the quarter ended June 30, 1995.


Item 6.  Exhibits and Reports Filed on Form 8-K
         --------------------------------------

      (a)   Exhibits

      Exhibit 11 - Statements of Computation of Earnings Per Share
      Exhibit 15 - Awareness Letter of Coopers & Lybrand
      Exhibit 27 - Financial Data Schedule

      (b)   Reports Filed on Form 8-K

      On June 5, 1995, the Registrant filed an Amendment to Current Report on Form 8-K/A, Amendment No. 1, to include the financial statements and proforma financial information relating to the Current Report on Form 8-K dated March 24, 1995.

      On June 6, 1995, the Registrant filed an Amendment to Current Report on Form 8-K/A, Amendment No. 2, amending the financial statements and proforma financial information contained in the Amendment to Current Report on Form 8-K/A filed June 5, 1995.

      On June 6, 1995, the Registrant filed a Current Report on Form 8-K which included a press release dated May 15, 1995 announcing that George A. Molloy had been elected President and Chief Executive Officer of its subsidiary, Liberty Mortgage Corporation.

      On July 11, 1995 the Registrant filed a Current Report on Form 8-K which included a press release dated June 28, 1995 announcing the Notice of Redemption for its Series A 7.75% Cumulative Convertible Preferred Stock and its intent to increase the dividend on its common stock.

      On July 14, 1995, the Registrant filed a Current Report on Form 8-K which included two press releases dated July 6, 1995 and July 11, 1995. The first announcing the resignation of Larry D. Flowers, the Executive Vice President for Retail Banking of its subsidiary, First Liberty Bank, and the second announcing that Mr. Flowers had withdrawn his resignation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FIRST LIBERTY FINANCIAL CORP.
                                       -----------------------------


DATE:       August 14, 1995            /s/  David L. Hall
       -------------------------       ---------------------------------------
                                            David L. Hall
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly authorized, principal
                                             financial and principal accounting
                                             officer)

                        FIRST LIBERTY FINANCIAL CORP.

                             Index of Exhibits



The following exhibits are filed as part of the Report.


Exhibit No.                      Description                         Page



  11           Statements of Computation of Earnings Per Share        23

  15           Awareness Letter of Coopers & Lybrand                  25

  27           Financial Data Schedule                                 -