Form 10-K
period 1995-09-30
FIRST LIBERTY FINANCIAL CORP
filed 1995-12-19
CIK 760077

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K
                           ---------
(Mark One)
  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

             For the fiscal year ended September 30, 1995
                                 OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  Commission file number 0-14417

                   FIRST LIBERTY FINANCIAL CORP.
                   -----------------------------
      (Exact name of Registrant as specified in its charter)
           Georgia                           58-1680650
  (State of incorporation)               (I.R.S. Employer
                                         Identification Number)
                         201 Second Street
                       Macon, Georgia 31297
     (Address of principal executive offices, including zip code)
                          (912) 743-0911
         (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:

                                None

      Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $1.00 par value
         Series B 6.00% Cumulative Convertible Preferred Stock
     8 1/4% Convertible Subordinated Debentures Due August 1, 2005
                      Common Stock Purchase Rights
                            (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
    (2) has been subject to such filing requirements for the past 90 days.
                           Yes    X        No
                                -----    -----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

    The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on December 1, 1995 was $57,960,904. There were 3,961,998 shares of Common Stock outstanding as of December 1, 1995.

                   DOCUMENTS INCORPORATED BY REFERENCE
    Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 31, 1996 are incorporated by reference in Part III hereof. Exhibit index appears on page 113.

                   FIRST LIBERTY FINANCIAL CORP.
                   -----------------------------

                   Annual Report on Form 10-K
          For the Fiscal Year Ended September 30, 1995

Item                                                       Page
Number                                                    Number
                              Part I

1.   Business............................................     3
2.   Properties..........................................    31
3.   Legal Proceedings...................................    31
4.   Submission of Matters to a Vote of Stockholders.....    32
4(A) Executive Officers of the Registrant................    32

                             Part II

5.   Market for Registrant's Common Stock and Related
     Stockholder Matters.................................    34
6.   Selected Financial Data.............................    35
7.   Management's Discussion and Analysis of Results
     of Operations and Financial Condition...............    38
8.   Financial Statements and Supplementary Data.........    62
9.   Disagreements on Accounting and Financial Disclosure   107


                            Part III

10.  Directors and Executive Officers of the Registrant..   107
11.  Executive Compensation..............................   107
12.  Stock Ownership of Certain Beneficial Owners and
     Management..........................................   107
13.  Certain Relationships and Related Transactions......   107

                             Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K.........................................   108
     Signatures..........................................   112
     Index of Exhibits...................................   113

                              PART I
                              ------

ITEM 1.   BUSINESS
------------------

Introduction
------------

First Liberty Financial Corp. ("First Liberty") is a savings and loan holding company headquartered in Macon, Georgia which owns and operates First Liberty Bank ("Liberty Bank") and its wholly-owned subsidiary Liberty Mortgage Corporation ("Liberty Mortgage"). At September 30, 1995, First Liberty had total assets of approximately $919 million, total deposits of approximately $719 million and stockholders' equity of approximately $71 million. Liberty Bank is a federally chartered stock savings bank headquartered in Macon, Georgia which serves Macon, Savannah and other Georgia cities through its home office and 28 full service branch offices. Based on total assets at September 30, 1995, Liberty Bank is the second largest thrift institution headquartered in Georgia.

Throughout this document, reference to a year by number (i.e., not preceded by a month and date) implies a fiscal year ended September 30.

In 1990, First Liberty undertook a long-term plan to reduce nonperforming assets, to increase capital and to improve its core earnings. Through the implementation of this plan, the ratio of nonperforming assets to total loans and real estate owned has been reduced from 7.27% at September 30, 1990 to 1.07% at September 30, 1995, the ratio of core capital to adjusted total assets has increased from 3.49% at September 30, 1990 to 5.89% at September 30, 1995 and core earnings have improved from a loss of $4.2 million for the year ended September 30, 1990 to earnings of $8.1 million for the year ended September 30, 1995. See "Business and Operating Strategy."

Through Liberty Mortgage, Liberty Bank also operates a mortgage banking business in all of its market areas and through correspondent relationships in several southeastern states.
Liberty Mortgage originates permanent first mortgage loans on residential properties for Liberty Bank's portfolio and for sale in the secondary market, in the form of securities as well as whole loan sales. Liberty Mortgage retains the right to service such loans for a fee ranging from 1/4% to 1/2% per year of the outstanding principal amount of the loans serviced or may sell the right to others for a multiple of the annual service fee. Liberty Mortgage thereby enables Liberty Bank to generate additional permanent residential mortgage loans as well as to increase its loan servicing portfolio. During fiscal 1995, Liberty Mortgage originated approximately $161 million of permanent residential mortgage loans. Liberty Mortgage's loan servicing portfolio was approximately $854 million at September 30, 1995, including approximately $233 million of loans serviced for Liberty Bank. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Non-Interest Income" - herein.

Business and Operating Strategy
-------------------------------

First Liberty's strategic objective has been to enhance stockholder value. First Liberty achieved this objective by increasing core earnings through internal growth and acquisitions while maintaining and improving operational efficiency without compromise to safety, credit quality or capital adequacy. The major components of the strategic plan which will be followed in fiscal 1996 are as follows:

     Safety - First Liberty plans to continue to conduct its
     ------
     operations consistent with safe and prudent banking practices, in compliance with all applicable laws and regulations.

     Capital Adequacy - During 1993, Liberty Bank received from the
     ----------------
     regulatory authorities a "well-capitalized" rating as defined by applicable regulations, and maintained this rating throughout 1995. Liberty Bank will seek to maintain capital adequacy primarily through the retention of earnings, supplemented as needed through capital offerings. See
     "Acquisitions," herein.

     Credit Quality - First Liberty intends to further reduce the
     --------------
     level of its nonperforming and other classified assets. To maintain the current trend of reduced problem assets, First Liberty will continue to commit significant resources to the credit administration and credit review functions to insure continued adherence to credit policies and underwriting standards.

     Loss Reserves - First Liberty intends to maintain loan and
     -------------
     other loss reserves at conservative levels.

     Operating Efficiency - First Liberty will strive to be a low
     --------------------
     cost provider of financial services through improved operating efficiency. Operating/staff functions will be conducted on a centralized basis while the business development functions will be decentralized to enhance customer service. These efforts will be focused to absorb excess capacity of existing resources, to promote profitable growth and to improve investment returns.

     Growth - Without compromising the above objectives, First
     ------
     Liberty will strive to expand Liberty Bank's market share in its middle, south and coastal Georgia market areas through internal growth and selected acquisitions. First Liberty believes that acquisitions of thrifts or banks (or of their assets and deposits) in existing or contiguous markets represent a low cost method of expanding Liberty Bank's market share, broadening its franchise and improving its operating efficiencies. See "Acquisitions," herein.

Acquisitions
------------

On September 15, 1995, the Company acquired by merger Tifton Banks, Inc. ("Tifton") of Tifton, Georgia, and its subsidiary, Tifton Bank & Trust Company ("Tifton Bank"). Tifton Bank on the date of acquisition held the following approximate balances: loans of $42 million, cash and investments of $21 million, premises and equipment of $1 million and deposits of $45 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

On March 24, 1995, the Company acquired three banking offices located in Sylvania, Vidalia and Waycross, Georgia from a commercial bank. Total assets acquired were approximately $3 million and total cash received and deposits assumed were approximately $95 million. Intangible assets resulting from the acquisition were approximately $4 million.

On December 2, 1994, the Company acquired by merger Central Banking Company ("CBC") of Swainsboro, Georgia, and its subsidiary, The Central Bank ("Central Bank"). Central Bank on the date of acquisition held the following approximate balances: loans of $21 million, cash and investments of $34 million, premises and equipment of $1 million and deposits of $52 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

In March 1993, Liberty Bank acquired six branch offices, located in supermarkets in Savannah, Georgia, from another institution.
Liberty Bank operated four branches in Savannah prior to the acquisition. Total assets acquired by Liberty Bank were approximately $7 million and total deposits assumed were approximately $38 million. Intangible assets resulting from the acquisition amounted to approximately $1 million.

On December 11, 1992, the Company acquired First Federal Savings and Loan Association, Milledgeville, Georgia ("First Federal") in a supervisory conversion for a cash purchase price of $1,000.
First Federal, on the date of acquisition, held loans and mortgage-backed securities of approximately $32 million, cash and investments of approximately $6 million, premises and equipment with a value of approximately $1 million, deposits of approximately $38 million, and other borrowings of approximately $3 million. Intangible assets resulting from the acquisition amounted to approximately $449,000.

Issuance and Redemption of Convertible Preferred Stock
------------------------------------------------------

On December 2, 1994 and September 15, 1995, in connection with the acquisitions of Tifton and CBC, the Company issued $7.6 million in Series B 6.00% Cumulative Convertible Preferred ("Series B") stock. The shares have a liquidation preference of $25.00 per share. Dividends on the Series B stock are cumulative at an annual rate of $1.50 per share and are payable quarterly. Each share of the Series B stock is convertible at the option of the holder into 1.19 shares of common stock, at a conversion price of $21.00 per share of common stock, subject to adjustment in certain circumstances. The Company, at its option, may redeem the Series B stock at any time on or after January 1, 1997.

On February 16, 1993, First Liberty issued 460,000 shares of Series A 7.75% Cumulative Convertible Preferred ("Series A") stock which raised approximately $10.5 million in equity. The Series A provided for cumulative cash dividends payable quarterly at the rate of $1.9375 per share per annum. A share of Series A was convertible at the option of the holder into two shares of First Liberty Common Stock.

On July 31, 1995 the Company redeemed 2,537 shares of Series A for $66,879, plus accrued and unpaid dividends. The remaining 457,463 shares of the Series A were converted into 914,926 shares of the Company's common stock, at a conversion price of $12.50 per share of common stock.

Balance Sheet Restructuring
---------------------------

During the fourth quarter of fiscal 1991, First Liberty restructured its balance sheet through an exchange offer to holders of First Liberty 8-1/4% Convertible Subordinated Debentures due August 1, 2005. Pursuant to the exchange offer, debentures in an aggregate principal amount of approximately $22.0 million or 97% of all outstanding debentures were tendered in exchange for 997,040 shares of Common Stock and $16.5 million aggregate principal amount of new debt securities. As a result of the exchange, First Liberty recorded a gain of $3.2 million, net of related income taxes, on the extinguishment of the debentures tendered in the exchange, reduced its interest rate risk and increased Liberty's core capital by $8.1 million.

Lending Activities
------------------

General
-------

Liberty Bank originates loans primarily in Macon, Savannah and the other Georgia cities in which its offices are located, and through a loan production office specializing in residential real estate construction lending located in Atlanta. Even though Liberty Bank is permitted by the Office of Thrift Supervision ("OTS") to originate loans collateralized by real estate located anywhere in the United States, it concentrates its lending activities in the primary market areas in which it operates. Liberty Mortgage originates and operates through correspondent relationships to purchase real estate loans in Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and Virginia principally for sale into the secondary market.

Federal laws and regulations prescribe the types and amounts of loans which may be made by federal thrifts and generally permit such institutions to make residential real estate loans, commercial real estate loans, business loans, agricultural loans and consumer loans.

Economic conditions in First Liberty's banking markets are generally consistent with Georgia markets other than metropolitan
Atlanta. The following table summarizes economic data relating to the Macon and Savannah markets.

                                         Macon MSA   Savannah MSA

Population (1990)                          281,103       242,622
% Change (1980-1990)                          6.60%        10.00%
Households (1989)                          106,300        92,300
% Change (1980-1989)                         18.70%        19.70%
Personal income (1988)
  % Earnings:
    Goods related manufacturing              19.00%        21.10%
    Service related retail trade              9.80%        10.20%
    Service related services                 19.30%        23.80%
    Service related government               29.10%        16.30%
Unemployment rate (1989)                      4.90%         5.20%
Per capita personal income (1988)       $   14,268    $   14,641

Source: United States Bureau of the Census

First Liberty's local banking markets generally are served by major interstate highways, rail and regional air service and in the case of Savannah, a major Atlantic Ocean port facility. The employment base includes federal and state government facilities, manufacturing, health care, wholesale, retail, distribution and service industries.

Most of First Liberty's banking regions contain large military bases. In Middle Georgia, Robins Air Force Base is the largest employer in the market area. While there are no current indications of material reductions in personnel relating to any of these bases, such developments could adversely affect First
Liberty.

Residential Real Estate Loans
-----------------------------

First Liberty's principal lending operation traditionally has been the origination of residential permanent mortgage loans, and these loans continue to represent a significant part of First Liberty's lending activities. Both fixed rate and adjustable rate permanent loans on residential properties currently are originated either for sale in the secondary market or for the institution's loan portfolio. The determination of whether loans originated are available-for-sale or for portfolio is made at the time of borrower application. Some loans originated for sale may be sold into Liberty Bank's portfolio at the lower of cost or market. See "Loan Sales and Purchases" - herein.

In the case of owner-occupied single-family residences, First Liberty may make permanent residential mortgage loans for up to 95% of the appraised value of the property. Loans on non-owner occupied real estate of not more than four family units, generally are made for up to 75% of the appraised value. All conventional loans with loan-to-value ratios in excess of 80% generally have private mortgage insurance covering that portion of the loan in excess of 70% of the appraised value. The borrower pays the cost of this insurance either through a single premium paid at the time of loan origination or through a monthly payment during the term of the loan. The borrower also generally makes monthly payments into an escrow account equal to 1/12 of the annual hazard insurance premiums and property taxes on the property which secures the loan. Interest rates and loan fees charged on loans originated are competitive with other financial institutions in First Liberty's general market areas.

First Liberty has offered, in addition to fixed rate residential loans, a variety of loans on which the interest rate and payment may be adjusted provided that the adjustments are tied to specified indices. These adjustable rate mortgage loans ("ARMs") permit greater flexibility in adjusting loan yields to changes in the cost of funds. ARMs generally have loan terms up to 30 years with rate adjustments ranging from one to three years during the term of the loan. Most ARMs have caps on the maximum amount of change in the interest rate at any adjustment period and over the life of the loan.

Liberty Bank also provides interim construction financing for single-family residences and makes land acquisition and development loans on properties intended for residential use. Liberty Bank's general policy is to grant single family construction loans and land acquisition and development loans up to 80% of the appraised value of the property. Residential construction loans are made for periods of one year or less, and land acquisition and development loans are made for periods of up to five years, both on an interest-only basis. These periods may be extended subject to negotiation of terms. Typically, interest rates on construction and acquisition and development loans are indexed to the prime rate and are adjustable daily during the term of the loan.

Commercial Real Estate Loans
----------------------------

Federally chartered thrifts are permitted to invest in non-residential real estate loans so long as such loans do not exceed 400% of capital. Liberty Bank is conservative in granting loans of this nature choosing to limit this type of lending to its primary banking markets, to customers with proven track records and strong credit histories, and to projects that are soundly underwritten.

Interim construction and permanent commercial real estate loans are secured by owner-occupied businesses, commercial and industrial properties, apartment projects, office buildings, shopping centers and other properties located in Liberty Banks's primary banking markets. Construction and permanent commercial real estate loans are underwritten with the primary analysis focusing on the adequacy of net operating income and cash flow being available to provide debt service. These loans are generally made for up to 75% of the appraised value of the property in conformity with the guidelines found in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

Consumer Loans and Indirect Lending
-----------------------------------

Federally chartered thrifts are authorized to make both secured and unsecured consumer loans for personal or household purposes in amounts up to 30% of the institution's total assets. At September 30, 1995, these types of consumer loans constituted 15% of Liberty Bank's total assets. In addition, these institutions have lending authority above the 30% limit for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and education loans.

Liberty Bank currently purchases consumer loans secured by new and used automobiles and recreational vehicles from approximately 80 select dealers in its banking markets on a non-recourse basis ("indirect loans"). At September 30, 1995, indirect loans constituted $124 million or 19% of the total loan portfolio, or approximately 63% of Liberty Bank's consumer loan portfolio. This compares to total indirect loans of $111 million or 22% of the total loan portfolio, or 71% of the consumer loan portfolio at September, 30, 1994. Liberty Bank intends to continue prudent expansion of its consumer lending activities, including indirect lending activities, subject to market conditions, as part of its strategy to provide a full range of banking products and services to its clients.

Commercial/Business Loans
-------------------------

Liberty Bank makes various types of commercial loans to creditworthy borrowers within Liberty Bank's primary banking market areas for financing equipment purchases, capital projects, working capital and other legitimate business needs. The terms of these loans range generally from three months to fifteen years, with the longer maturities generally subject to balloon payments. These loans normally carry interest rates indexed to the prime rate.

Liberty Bank is authorized by federal law to make secured and unsecured loans for business or agricultural purposes in amounts aggregating no more than 10% of its total assets. Additionally, some business loans secured by nonresidential real estate are subject to a separate limit, see "Commercial Real Estate" - herein. Commercial business loans subject to the 10% limitation represented 4.9% of total assets.

Loan Originations and Processing
--------------------------------

Liberty Mortgage actively solicits mortgage loan applications from existing customers, local real estate agents, builders, developers and others. Additionally, numerous loan applications are received as a result of media advertising, customer referrals and from walk-in customers at loan production offices.

Liberty Bank has a structured loan approval process in which lending authority for various types and amounts of loans is delegated by the Board of Directors to loan officers on a basis commensurate with seniority and lending experience. Liberty Bank has a Senior Loan Committee which must approve loans in amounts above $500,000 and up to $3 million. Liberty Bank's Board of Directors regularly reviews and ratifies the actions of the Senior Loan Committee and must approve any loan relationship of $3 million or more.

Loan Sales and Purchases
------------------------

Permanent first mortgage loans on residential properties are originated for sale to the secondary market and for investment. Liberty Mortgage originates and purchases loans on residential properties through correspondent relationships with lenders in Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. These correspondents provide approximately one-half of Liberty Mortgage's total loan production. These correspondents are banks, savings institutions and mortgage bankers and brokers.

Secondary market sales, which are without recourse, are made to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and other institutional investors. Such loan sales may be made with servicing rights retained by Liberty Mortgage or with servicing rights released.
The FNMA and the FHLMC are government-sponsored agencies which purchase residential mortgage loans from federally-insured financial institutions and certain other approved lenders. As market conditions dictate, Liberty Bank may elect to hold permanent mortgage loans in its portfolio, where favorable spreads over the cost of funds make these investments advantageous.

While most loans in the portfolio are originated internally, conventional loans and loan participations secured by residential real estate located within and outside of the state of Georgia and mortgage-backed securities representing interests in pools of mortgage loans guaranteed by the Government National Mortgage Association ("GNMA"), the FNMA and the FHLMC are purchased by Liberty Bank. Liberty Bank will from time to time sell other loans and mortgage-backed securities which are available-for-sale when such investments become inconsistent with its business strategies. See "Investment Activities" - herein.

Fee Income
----------

In addition to interest earned on loans, Liberty Bank and Liberty Mortgage receive loan fees for originating mortgage and non-mortgage loans and servicing fees for continuing to service loans (i.e., collecting principal and interest payments on behalf of investors) after selling such loans to the secondary market. Loan fees generally are payable upon the closing of the loan in amounts ranging from 1% to 3% of the principal amount of the loan. Servicing fees are payable monthly by the loan purchaser in an amount equal to 1/4 to 1/2 of 1% per annum of the unpaid principal balance of each loan. As of September 30, 1995, Liberty Mortgage serviced loans for Liberty Bank and for others aggregating approximately $854 million. Liberty Bank may also receive commitment fees in connection with certain commitments on multi-family commercial and development loans. Other loan fee income includes fees from late payment charges, prepayment premiums, loan assumption fees, property transfer fees and miscellaneous services related to its loans.

Credit Risk Management and Allowance for Loan Losses
----------------------------------------------------

Liberty Bank has a multi-faceted program designed to control and continually monitor the credit risks inherent in its loan portfolio. This begins with a structured loan approval process in which authority for various types and amounts of loans is delegated by the Board of Directors to loan officers on a basis commensurate with seniority and lending experience. See "Loan Originations and Processing" - herein.

Liberty Bank uses an asset classification system which is consistent with OTS regulations, which apply to all assets of an insured institution and require each institution to periodically classify its assets. There are four categories of classified assets: Special Mention, Sub-Standard, Doubtful and Loss. The classification of assets is subject to OTS review and re-classification. Institutions must include aggregate totals of classified assets, and general and specific valuation reserves in quarterly reports to the OTS. Liberty Bank's loan classification system utilizes both the account officer and an independent loan review function to monitor the classification of Liberty Bank's loans. The account officer is charged with the responsibility of monitoring changes in loan quality within his or her loan portfolio and reporting changes directly to loan review and senior management. Additionally, loan review performs an independent review of Liberty Bank's loans to determine that the appropriate risk grade has been assigned to each borrowing relationship.

Liberty Bank's policy requires an annual review of all borrowing relationships exceeding $100,000 in aggregate and a report of the results of these reviews to the Board of Directors. Delinquencies are monitored on all loans as a basis for potential inclusion in general valuation reserves or, ultimately, for potential charge-off. Loans which are delinquent 90 days (four payments) or longer generally are placed on nonaccrual status unless the collectibility of accrued interest is assured beyond a reasonable doubt. In some cases, loans less than 90 days (four payments) delinquent are placed on nonaccrual where uncertainty exists as to their collectibility. Real estate acquired through foreclosure is classified as sub-standard unless there is sufficient evidence to indicate such classification is not warranted. A portfolio of mortgage-backed securities are all guaranteed by either the GNMA, the FNMA, the FHLMC, or investment grade private issuers and are therefore not generally subject to any material risk of collateral loss. Similarly, the portfolio of investment securities is comprised of U.S. Government obligations of the Federal Home Loan Bank ("FHLB") of Atlanta and investment grade corporate debt securities.

Loan loss reserves are determined based on management's internal review of nonperforming loans, delinquency trends, the level of rated assets and charge-off trends. Additionally, management assesses general and specific economic trends both nationally and locally and regulatory information to determine the impact of those external factors on loan loss reserve levels.

Based on the internal and external reviews, Liberty Bank segregates its loan portfolio by type of loans and by loan classification within each loan type. Reserve percentages are applied (based on historical and anticipated loss rates) to each loan group to determine the required amount of allocated general loan loss reserves. Additionally, an amount is provided for unallocated general loan loss reserves, reflecting the potential for estimation errors in allocated reserves.

See Item 7 - "Management's Discussion and Analysis of Results of
Operations and Financial Condition - Loan Loss Provision and
Allowance for Loan Losses and Nonperforming Assets and Credit Risk"
- herein.

Interest Rate Risk
------------------

Interest rate sensitivity is a measure of exposure to changes in net interest income due to changes in market interest rates. The interest rate sensitivity differential (known as "gap"), is the difference between interest rate sensitive assets and interest rate sensitive liabilities over a specified period of time and represents a measure of sensitivity of net interest income to changes in interest rates. A positive gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative gap indicates an excess of rate sensitive liabilities over rate sensitive assets.

Liberty Bank operates under an interest rate risk policy through an Asset Liability Management Committee ("ALCO"). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a cash flow simulation model which projects the impact of changes in interest rates on Liberty Bank's assets and liabilities. Additionally, the committee may set additional interest rate risk objectives.

The policy also outlines responsibility for monitoring interest rate risk, the process for the approval, implementation and monitoring of interest rate risk strategies to achieve Liberty
Bank's interest rate risk objectives.

Liberty Bank also operates under a hedging policy and Liberty Mortgage also operates under a secondary marketing policy. The hedging policy applies to Liberty Bank's use of forward commitments, interest rate swaps, interest rate caps and floors and other similar hedging instruments. Liberty Bank's ALCO is responsible for implementation of the policy. The policy outlines authorized objectives, sets limits on activities, outlines the responsibilities for approval, implementation and monitoring of hedging activities. For the three years ended September 30, 1995, Liberty Bank did not engage in any transactions under its hedging policy.

The secondary marketing policy applies to the use of forward commitments ("coverage") by Liberty Mortgage to hedge market exposure in the pipeline of loans originated for sale. Liberty Mortgage's secondary marketing committee is responsible for the implementation of the policy. The policy outlines acceptable hedging instruments, sets limits on the maximum exposure to risk and outlines authority and responsibilities for the implementation of the policy. Pursuant to the policy, Liberty Mortgage holds coverage equal to at least 100% of estimated risk exposure.

Both the hedging policy and the secondary marketing policy prohibit speculation and prohibit the use of futures contracts and options on futures contracts.

Investment Activities
---------------------

Income from investments in securities provides the second largest source of interest income after interest on loans. Federal regulations require Liberty Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities but also permits certain other investments.

Investment decisions are made by authorized officers under the supervision of Liberty Bank's Board of Directors pursuant to its investment policy. Brokers ("counterparties") approved by the Board of Directors are used to effect securities transactions. The investment policy outlines the criteria for monitoring Liberty Bank's counterparties.

Under the investment policy, assets held to meet Liberty Bank's liquidity requirement are classified as available-for-sale due to the reasonable possibility of liquidation prior to maturity. Additionally, all other securities have also been classified as available-for-sale based on management's determination that such assets may be liquidated prior to maturity. Liberty Mortgage classifies all loans originated as available-for-sale unless originated pursuant to a specific portfolio commitment to Liberty Bank. All other loans are considered held-for-investment unless specifically classified otherwise. As of September 30, 1995, $213 million or 23% of First Liberty's earning assets were classified as available-for-sale.

At September 30, 1995, Liberty Bank's investment portfolio, consisted of government agency debt and equity securities of investment grade and Federal Home Loan Bank stock. Additionally, Liberty Bank holds investments in mortgage-backed securities.

During 1991, Liberty Bank engaged a strategy to reduce interest rate risk which involved the sale of all GNMA mortgage-backed securities which were available-for-sale. All assets subject to the program were sold during fiscal 1992.

See Note 4 of Notes to First Liberty's Consolidated Financial
Statements contained in Item 8 - "Financial Statements and
Supplementary Data" - herein.

Sources of Funds
----------------

General
-------

Savings accounts and other types of deposits are the major source of funds for lending and other investment purposes. In addition to deposits, Liberty Bank obtains funds from loan principal repayments, proceeds from sales of loans and loan participations, advances from the FHLB of Atlanta, and repurchase agreements. Loan repayments are a relatively stable source of funds while deposit inflows and outflows and sales of loans and investment securities are significantly influenced by prevailing interest rates and economic conditions. Borrowings may be used to compensate for reductions in normal sources of funds or to support expanded lending activities. Liberty Bank's unused borrowing capacity with the FHLB of Atlanta at September 30, 1995 was approximately $73.5 million in advance and warehouse lines of credit. Additionally, Liberty Bank has approximately $15 million in fed fund lines with correspondent banks.

Deposits
--------

Liberty Bank offers a variety of savings programs and related services. Deposits are obtained primarily from the communities in which its offices are located. Liberty Bank does not advertise outside of these areas.

For further details as to the composition of Liberty Bank's savings portfolio, see Item 7 - "Management's Discussions and Analysis of
Results of Operations and Financial Condition" - herein.

Borrowings
----------

Deposits are the primary source of funds for lending and investment activities and for its general business purposes. However, Liberty Bank periodically obtains additional funds by borrowing from the FHLB of Atlanta and through repurchase agreements entered into with various counterparties whose creditworthiness has been approved by
Liberty Bank's Board of Directors.   These borrowing activities are
conducted pursuant to Liberty Bank's borrowed funds policy. The policy outlines the responsibilities and limits of authority, the use of collateral and safekeeping, and sets limits on Liberty Bank's credit exposure to counterparties. Additionally, Liberty Bank has outstanding approximately $17.2 million principal amount of subordinated debt securities as of September 30, 1995.

See Item 7 - "Management's Discussions and Analysis of Results of
Operations and Financial Condition" - herein.  Also see Notes 10,
11, and 12, of Notes to First Liberty's Consolidated Financial
Statements contained in Item 8 - "Financial Statements and
Supplementary Data" - herein.

Competition
-----------

Based on total assets of approximately $919 million at September 30, 1995, Liberty Bank is the second largest savings institution headquartered in Georgia, as measured by total assets. Liberty Mortgage, with total permanent mortgage originations of approximately $161 million for the year ended September 30, 1995, ranked as one of the larger mortgage banking companies in terms of dollar volume in Georgia.

Liberty Bank and Liberty Mortgage face substantial competition for deposits and loans throughout their market areas. Liberty Bank considers Macon, Savannah, and the other smaller Georgia cities in which its offices are located to be the primary market areas for attracting deposits, while Liberty Mortgage considers those markets and metropolitan Atlanta its primary market areas for originating mortgage loans. Additionally, Liberty Mortgage offers mortgage loans in Alabama, Florida, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and Virginia through its wholesale loan origination operation. The most significant factors in competing for deposits are interest rates, the quality and range of financial services offered, convenience of office locations and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, money market funds and other investment alternatives. Additionally, competition for deposits comes from various types of corporate and government borrowers (including, among others, insurance companies) and credit unions.

The primary factors in competing for loans are interest rates, discount points, loan fees and the quality and range of lending services offered. Competition for origination of mortgage loans comes primarily from other savings institutions and mortgage banking firms, mortgage brokers, commercial banks and insurance companies.

Various states in the Southeastern region, including Georgia, have enacted regional interstate banking laws which permit banks and, in some states such as Georgia, savings institutions, to acquire financial institutions in other states within the region. As a result of such laws there have been major interstate acquisitions involving Georgia financial institutions which have offices in Liberty Bank's service area but are headquartered in other Southeastern states. The effect of such acquisitions (and of the possible increase in the size of the financial institutions in Liberty Bank's market area) may be to further increase the competition faced by Liberty Bank. Pursuant to a recent OTS policy statement, savings institutions are permitted to branch or merge across state lines.

Employees
---------

At November 30, 1995, First Liberty had 416 full-time employees and 43 part-time employees. All officers and other personnel serving First Liberty are employed and compensated by Liberty Bank and Liberty Mortgage. No employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Supervision and Regulation
--------------------------

General
-------

First Liberty is a savings and loan holding company subject to regulation, examination, supervision and reporting requirements of the OTS. As a federally chartered savings institution, Liberty Bank is subject to extensive regulation by the OTS. The lending activities and other investments of Liberty Bank must comply with various federal regulatory requirements. The OTS periodically examines Liberty Bank and Liberty Bank must file periodic reports with the OTS describing its activities and financial condition. Liberty Bank is also subject to examination by the Federal Deposit Insurance Corporation ("FDIC") and must meet certain reserve requirements promulgated by the Federal Reserve Board ("FRB").
This supervision and examination is intended primarily to determine compliance with various regulatory requirements and for the protection of depositors.

The description of statutory provisions and regulations applicable to savings institutions set forth herein does not purport to be a complete description of such statutes and regulations and their effects on First Liberty and Liberty Bank.

Legislation is pending in Congress which could result in the conversion of all savings institution charters to bank charters and in the merger of the OTS into the Office of the Comptroller of the Currency, the federal agency which supervises national banks. It is not possible to determine the likelihood of enactment of such legislation or its effects upon Liberty Bank.

Federal Savings and Loan Holding Company Regulation
---------------------------------------------------

As the owner of all of the stock of Liberty Bank, First Liberty is a savings and loan holding company subject to regulation by the OTS under the Home Owners' Loan Act (the "HOLA"). As a unitary savings and loan holding company owning only one savings institution, First Liberty generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies; provided that Liberty Bank continues to qualify as a "qualified thrift lender." See "- Regulation of Liberty Bank - Qualified Thrift Lender Test" herein. In the event of any acquisition by First Liberty of another savings association subsidiary, except for a supervisory acquisition, First Liberty would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage.

First Liberty is prohibited from directly or indirectly acquiring control of any savings institution or savings and loan holding company without prior approval from the OTS or from acquiring more than 5% of the voting stock of any savings institution or savings and loan holding company which is not a subsidiary. Control of a savings institution or a savings and loan holding company is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires 10% or more of any class of voting stock (or 25% of any class of stock) and is subject to any of certain specified "control factors."

Recent Legislation
------------------
FDICIA made a number of reforms affecting the federal deposit insurance funds and the operations of federally insured banks and savings institutions and their affiliates. The principal provisions of FDICIA affecting Liberty Bank include the Qualified Thrift Lender Test (see "Regulation of Liberty Bank - Qualified Thrift Lender Test" herein), restrictions on loans to insiders (see "Regulation of Liberty Bank - Transactions with Affiliates" herein), auditing and accounting requirements of savings institutions, real estate lending requirements and the powers and authority of the federal regulators, including the OTS (see "Regulation of Liberty Bank - Capital Requirements" - herein).

In FDICIA, Congress delegated broad rulemaking powers and duties to federal financial institution regulators, including the OTS. The additional supervisory powers and regulations mandated by FDICIA include a "prompt corrective action" program based upon five regulatory categories in which all banks and thrifts are placed, based in large measure on the capital position of the institution. Regulators are empowered to take increasingly harsh action as the financial condition of an institution declines. Various other sections of FDICIA impose substantial new auditing and reporting requirements and increase the role of independent accountants and outside directors.

The Georgia Interstate Banking Act was amended in the 1994 session of the General Assembly to eliminate, effective July 1, 1995, the restrictions that limited eligible out-of-state acquirors of Georgia banks and bank holding companies to those financial institutions which held 80% of their total deposits within the "Southern Region" comprised of 11 southern states plus the District of Columbia. The amended Georgia Interstate Banking Act will permit the acquisition of a Georgia financial institution or holding company by any out-of-state bank holding company which has its "principal place of business" in any state that would permit a Georgia based bank holding company to acquire a bank in that state. The 1994 amendments also include an "opt out" provision permitting the board of directors of a Georgia bank or Georgia bank holding company to adopt a resolution to except the institution from being acquired by an out-of-state bank holding company pursuant to the provisions of the Georgia Interstate Banking Act.

In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act was implemented, generally applying to commercial banks and traditional savings banks, not to OTS regulated savings associations. The Act allows bank holding companies, beginning one year following the effectiveness of the legislation, to acquire existing banks across state lines, regardless of state statutes. Beginning in June 1997, a bank may consolidate interstate subsidiaries into branches and merge with a bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to the effectiveness of the branching provisions. States may elect to permit interstate mergers prior to June 1997. The Act also would permit de novo branching to the extent that a particular state opts into the de novo branching provisions. The Act provides a concentration limitation with a nationwide limitation of 10% of total deposits of insured depository institutions in the United States and 30% of total deposits of insured depository institutions in a specific state.

The Riegle Community Development and Regulatory Improvement Act of 1994 provides for the creation of a community development financial institutions fund to promote economic revitalization in community development. Banks and savings institutions are allowed to participate in such community development banks. The Act also contains provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers. The Act also contains more than 50 regulatory relief provisions that apply to banks and savings institutions including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.

Regulation of Liberty Bank
--------------------------

Community Reinvestment Act
--------------------------

The Community Reinvestment Act of 1977 ("CRA") requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. CRA regulations provide for certain disclosure obligations. In accordance with the CRA, each institution must prepare and make available a CRA Statement for each of its local communities that includes a delineation of the community served and a list of specified types of credit offered to the community. Additionally, each lending institution must maintain for public inspection, a public comment file that includes written comments from the public on its CRA Statement or its performance in meeting community credit needs.

On May 4, 1995, the federal bank regulatory agencies published final amended regulations promulgated pursuant to the CRA. The final regulations eliminate the 12 assessment factors under the former regulation and replace them with performance tests. Institutions are no longer required to prepare CRA Statements or extensively document director participation, marketing efforts or the ascertainment of community credit needs. Under the final rule, an institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. Wholesale and limited purpose institutions will be examined under a community development test. All institutions have the option of being evaluated under a strategic plan formulated with community input and pre-approved by the applicable bank regulatory agency.

Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required under the CRA, to promote enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record. Liberty Bank received a "satisfactory" rating on the most recent performance evaluation of its CRA efforts by the OTS.

Congress and various federal agencies responsible for implementing fair lending laws have been increasingly concerned with discriminatory lending practices. In March 1994, those federal agencies announced a Joint Policy Statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the Policy Statement, three methods of proving lending discrimination were identified: (i) overt evidence of discrimination, where a lender blatantly discriminates on a prohibited basis; (ii) evidence of disparate treatment, when a lender treats applicants differently based upon a prohibited factor, even where there is no showing that the treatment was motivated by intention to discriminate; and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral in appearance and applied equally. Lenders are particularly uncertain about the application of the "disparate impact" criteria by virtue of the vague nature of the Policy Statement. The Policy Statement notes that "the precise contours of the law on disparate impact as it applies to lending discrimination are under development."

Federal Home Loan Bank System
-----------------------------

General
-------

Liberty Bank is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions.

Liberty Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1% of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5% of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500. Liberty Bank is in compliance with this requirement with an investment of $9.7 million in FHLB of Atlanta stock at September 30, 1995.

Advances from Federal Home Loan Bank
------------------------------------

Each FHLB serves as a reserve or central bank for its member institutions within its assigned regions. It is funded primarily from proceeds derived from the sale of obligations of the FHLB System. A FHLB makes advances (i.e., loans) to members in accordance with policies and procedures established by its Board of Directors. Liberty Bank is authorized to borrow funds from the FHLB of Atlanta to meet demands for withdrawals of savings deposits, to meet seasonal requirements and for the expansion of its loan portfolio. Advances may be made on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances. Interest rates charged for advances vary depending upon maturity, the cost of funds to the regional FHLB and the purpose of the borrowing.

As required by FIRREA, the FHFB adopted a final regulation on October 15, 1991, establishing standards of community investment or service for FHLB members to maintain continued access to long-term advances. This Community Support Regulation ("CSR") requires a FHLB review of a member's community support activities, including the member's public evaluation under the CRA and information on efforts to assist first-time home buyers. Members with "outstanding" or "satisfactory" CRA evaluations generally will be considered to have satisfied the community support requirements of the CSR. Members with less satisfactory CRA ratings are required to fulfill a community support action plan, with measurable goals for the following year, in order to maintain eligibility for long-term FHLB advances. Liberty Bank meets the standard for community support under the CSR.

Liquidity Requirements
----------------------

Federal regulations require a member savings institution to maintain an average daily balance of liquid assets (which includes cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly-rated commercial paper, securities of certain mutual funds, balances maintained in a Federal Reserve Bank and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage, currently 5%, of its net withdrawable accounts plus short-term borrowings. These regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified minimum percentage, currently 1%, of the total of its net withdrawable accounts and borrowings payable in one year or less. Liberty Bank complied with its requirements at September 30, 1995.

Insurance of Accounts
---------------------

General
-------

Deposits at Liberty Bank are insured to a maximum of $100,000 for each insured depositor by the FDIC. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as "insured institutions"). Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against an insured institution if the institution or any director, officer or employee thereof engages in unsafe or unsound practices, including the violation of applicable laws and regulations.

The FDIC has the authority to suspend or terminate insurance of deposits upon the finding that the institution has engaged in unsafe or unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination. The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions. The FDIC may revalue assets of an institution based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") created the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") as the two deposit insurance funds under the FDIC, and provided that an insured institution may not convert from one insurance fund to the other without the advance approval of the FDIC. When a conversion is permitted, each insured institution participating in the conversion must pay an "exit fee" to the insurance fund it is leaving and an "entrance fee" to the insurance fund it is entering.

FIRREA also provides, generally, that the moratorium on insurance fund conversions shall not be construed to prohibit a SAIF member from converting to a bank charter during the moratorium, as long as the resulting bank remains a SAIF member during that period. Similarly, FIRREA also provides that, under certain circumstances, bank holding companies may merge or consolidate the assets and liabilities of savings institutions with, or transfer such assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve.

Insurance Premiums and Regulatory Assessments
---------------------------------------------

As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directs the FDIC to establish a risk-based premium system under which premiums assessed against an insured institution would generally depend upon the amount of its deposits and the risk that it poses to the BIF or the SAIF. The FDIC is further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25% of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the particular fund. In September 1992, the FDIC approved transitional risk-based assessment standards that remained in effect from January 1, 1993 to January 1, 1994. In December 1992, the FDIC proposed final regulations imposing a risk-based assessment standard that is substantially the same as the transitional rule. Under these risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups:
"well capitalized," "adequately capitalized" or "under capitalized." Liberty Bank has been assigned to the "well capitalized" risk classification group. Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. Although the deposits of Liberty Bank historically have been SAIF-insured, recent bank acquisitions resulted in Liberty Bank having approximately 30% of its deposits BIF-insured and the remaining 70% SAIF-insured. FDIC assessment rates for domestic deposits range from zero to $.31 per $100.

In addition to the payment of deposit insurance premiums to the FDIC, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. In 1995, Liberty Bank paid $155,000 to the OTS for such assessments. Additionally, the OTS assesses fees for the processing of various applications.

Qualified Thrift Lender Test
----------------------------

Historically, the amount of advances which might be obtained by a member institution from the FHLB has been subject to the institution's compliance with a qualified thrift lender ("QTL") test. The QTL test generally requires that an institution maintain 65% of its total portfolio assets in qualified thrift investments. This level must be maintained on a monthly average basis in nine out of every twelve months. For purposes of the QTL test, "portfolio assets" equal total assets minus (i) goodwill and other intangible assets, (ii) the value of property used by an institution in the conduct of its business and (iii) assets of the type used to meet liquidity requirements in an amount not exceeding 20% of the savings institution's total assets. "qualified thrift investments" include (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies and (v) shares of FHLB stock owned by the savings institution. Subject to a 20%-of-portfolio assets limitation, qualified thrift investments also include 50% of the dollar amount of domestic residential mortgage loans originated and sold within 90 days of origination, consumer loans (up to a maximum of 10% of portfolio assets), investments in certain subsidiaries, loans for the purchase or construction of schools, churches, nursing homes and hospitals, shares of stock issued by the FHLMC or the FNMA and 200% of investments in loans for low-to-moderate income housing and certain other community oriented investments.

A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. If the institution converts to a bank charter, it will continue to pay SAIF insurance assessments and any applicable exit and entrance fees before converting to BIF insurance. If the institution does not convert to a bank charter, it must comply with the following additional restrictions on the operations of the institution: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution generally will not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. A savings institution that has not converted to a bank charter within three years after failing to qualify as a QTL may not retain any investment or engage in any activity not permitted for both a national bank and a savings institution and must also repay all FHLB System advances. Liberty Bank's qualified thrift investments as of September 30, 1995 were $600 million, or 71% of its portfolio assets at that date. Liberty Bank expects to remain in compliance with the QTL test.

Capital Requirements
--------------------

OTS capital regulations promulgated pursuant to FIRREA became effective on December 7, 1989, and established capital standards applicable to all savings institutions. They include a core capital requirement, a tangible capital requirement and a risk-based capital requirement. Subject to certain exceptions and a phase-in period, each of these capital standards must be no less stringent than the capital standards applicable to national banks, although the risk-based capital requirement for savings institutions may deviate from the risk-based capital standards applicable to national banks to reflect interest rate risk or other risks if the deviations in the aggregate do not result in materially lower levels of capital being required of savings institutions than would be required of national banks.

The following table reflects Liberty Bank's compliance with its regulatory capital requirements at September 30, 1995 (dollars in thousands):

                       Actual         Required        Excess
                   --------------  -------------  -------------
                    Amount     %    Amount    %    Amount    %
                   -------  -----  -------  ----  -------  ----
Core capital       $53,610   5.89  $27,291  3.00  $26,319  2.89
Tangible capital    51,615   5.69   13,616  1.50   37,999  4.19
Risk-based capital  72,515  11.07   52,403  8.00   20,112  3.07

FDICIA establishes five classifications for institutions based upon the capital requirements. Each appropriate federal banking agency, such as the OTS for Liberty Bank, must establish by regulation the parameters of each such classification. Based on final regulations promulgated by the OTS, Liberty Bank is considered well capitalized. Failure to maintain that status could result in greater regulatory oversight or restrictions on Liberty Bank's activities.

Core Capital and Tangible Capital
---------------------------------

The OTS requires a savings institution to maintain "core capital" in an amount not less than 3.0% of the savings institution's total assets. Unless the OTS adopts a more stringent definition, "core capital" means core capital as defined by the Office of the Comptroller of the Currency for national banks (generally, common stockholders' equity, noncumulative perpetual preferred stock and related surplus, nonwithdrawable accounts and pledged deposits, and minority interests in consolidated subsidiaries, less certain intangible assets), less any unidentifiable intangible assets, (except (i) purchased mortgage servicing rights valued at the lower of 90% of fair market value, 50% of core capital, or the unamortized book value and (ii) qualifying supervisory goodwill) and investments in certain "non-permissible subsidiaries" as determined by regulation. The amortized book value of Liberty Mortgage's purchased mortgage servicing rights at September 30, 1995 was $2.1 million. Of this amount, none was excluded from core capital. The amount of qualifying supervisory goodwill that may be included in core capital will be phased-out between January 1992 and January 1995. At September 30, 1995, Liberty Bank had no supervisory goodwill.

The tangible capital requirement requires a savings institution to maintain tangible capital in an amount not less than 1.5% of its adjusted total assets. "Tangible capital" means core capital less

(i) any intangible assets (including supervisory goodwill, but not including readily marketable purchased mortgage servicing rights included in core capital) and (ii) investments in certain "non-permissible" subsidiaries.

Prior to July 1994, a declining percentage of the aggregate amount of investments in and extensions of credit to a savings institution's subsidiaries engaged in activities not permissible for a national bank, with certain exceptions, may be included in capital. Commencing July 1, 1994, however, such investments and extensions of credit generally must be deducted from the savings institution's capital in determining compliance with the capital requirements. Liberty Bank had no investments in non-permissible activities at September 30, 1995.

Most national banks will be required to maintain a level of core capital of at least 100 to 200 basis points above the 3.0% minimum level. Because OTS capital standards may not be less stringent than those for national banks, savings institutions will be required to maintain core capital levels at least as high as national banks. At September 30, 1995, Liberty Bank's core capital was 5.89%.

Risk-Based Capital
------------------

The OTS capital regulations require savings institutions to maintain a ratio of total capital to total risk-weighted assets of 8.0%. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. A proposed OTS modification of this regulation would discontinue consideration of the factor described in clause (i), above, in determining total risk-weighted assets for purposes of the risk-based capital requirements. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital, which includes, among other things, cumulative preferred stock, mandatory convertible securities, subordinated debt and allowance for loan and lease losses of up to 1.25%. The amount of supplementary capital counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4.0%. As of September 30, 1995, Liberty Bank's ratio of core capital to total risk-weighted assets was 8.18%.

FDICIA directs the OTS and other federal banking agencies to revise their risk-based capital standards to ensure that the standards (i) take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, and (ii) reflect the actual performance and expected risk of loss of multifamily mortgages.

In response to this directive, in September 1992 the OTS revised its proposed rulemaking relating to the interest rate risk component of the risk-based capital standard (originally proposed on December 31, 1990) and on August 31, 1993, the OTS issued its final regulation effective as of January 1, 1994.

In the final rule, institutions with an "above-normal" degree of interest rate risk will be required to maintain an additional amount of capital. The test of "above-normal" is determined by postulating a 200 basis point shift (increase or decrease) in interest rates and determining the effect on the market value of an institution's portfolio equity. If the decline is less than 2% of the estimated present value of assets, no addition to risk-based capital is required (i.e., an institution has only a normal degree of interest rate risk). If the decline is greater than 2%, the institution must add additional capital equal to one-half the difference between its measured interest rate risk and 2% multiplied by the market value of its assets. Management believes that Liberty Bank's interest rate risk is within the normal range. Although the OTS has solicited comments in anticipation of its rule-making to address concentration of credit risk and the risks of non-traditional activities, it has not yet proposed any regulations governing these matters. Until such regulations are promulgated, it is difficult to predict their effect on Liberty Bank.

Capital Distributions
---------------------

In addition to the above restrictions, the OTS has issued a regulation limiting "capital distributions" by OTS-regulated savings institutions (the "Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" association to make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. Any distributions in excess of that amount require prior OTS notice, with the opportunity for the OTS to object to the distribution. A Tier 1 association is defined as an association that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirements. An association meeting the Tier 1 capital criteria but that has been notified that it is in need of more than normal supervision will be treated as a Tier 2 or Tier 3 association unless the OTS determines that such treatment is not necessary to ensure the association's safe and sound operation.

A "Tier 2" association is authorized, without OTS approval, to make capital distributions during a calendar year up to 75% of its net income over the most recent four-quarter period if its current capital satisfies its current risk-based capital requirement. Any prior distributions by a Tier 2 association in the preceding four quarters must be deducted from the total amount of distributions allowable, and any distribution in excess of these amounts must be approved in advance by the OTS. A Tier 2 association is an association that has, on a pro forma basis after the proposed distribution, capital equal to or in excess of its minimum capital requirement but does not meet the fully phased-in capital requirement. The current minimum risk-based capital requirement applicable to savings institutions is 8%.

A "Tier 3" association is not authorized to make any capital distribution without prior written approval from the OTS, unless the capital distribution is consistent with the association's capital plan filed with and approved by the OTS. A Tier 3 association is defined as an association that has current capital less than its minimum capital requirement.

The capital distribution regulation requires that associations provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions, whether or not advance approval is required by the regulation.

Liberty Bank currently is in compliance with regulatory capital requirements and therefore is a Tier 1 institution. However, First Liberty and the FHLBB entered into an agreement in connection with the holding company approval process which restricted Liberty Bank from declaring or paying cash dividends to First Liberty without prior written approval if the dividends to be paid in any year would exceed 50% of net income for the fiscal year in which the dividend is declared (except that permitted dividends may be deferred and paid in a subsequent year), or if the payment of such dividends would cause regulatory capital to be reduced below the amount required for the "liquidation account" set up for "eligible account holders" at the time Liberty Bank converted from a mutual to a stock institution. The capital distribution regulation states that no institution may make a capital distribution which would be prohibited by any agreement between the institution and the OTS without the prior written approval of the OTS. The OTS has indicated in commentary to the regulation that more restrictive limitations of a dividend limitation agreement would continue to govern capital distributions. Institutions subject to such dividend limitation agreements may submit a written notice to the OTS for a determination of whether capital distributions will be governed by the capital distribution regulation or a pre-existing dividend limitation agreement. Earnings appropriated to bad debt reserves established for federal income tax purposes may not be used for the payment of dividends without potential adverse tax consequences. See "Taxation" herein.

Federal Reserve System Requirements
-----------------------------------

The FRB requires depository institutions to maintain non-interest-bearing reserves against their deposit transaction accounts, non-personal time deposits (transferrable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3% on all amounts from $4.2 million to $54.0 million of net transactions, plus 10% on the remainder. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Members of the FHLB System also are authorized to borrow from the FRB "discount window" subject to restrictions imposed by FRB regulations. However, Federal Reserve policy generally requires that a savings institution exhaust its FHLB resources before borrowing from the Federal Reserve.

Transactions with Affiliates
----------------------------

Liberty Bank is also subject to certain transactions with affiliates rules applicable to banks and savings institutions which are set forth in Sections 23A, 23B and 22(h) of the Federal Reserve Act as well as additional limitations imposed by OTS regulations. Such regulations generally impose quantitative and qualitative limitations on loans and other transactions between an institution and its affiliates, including loans to insiders.

Consumer Protection and Other Laws and Regulations
--------------------------------------------------

Liberty Bank and Liberty Mortgage are also subject to various laws and regulations dealing generally with consumer protection matters including without limitation the Equal Credit Opportunity Act and Regulation B, the Electronic Funds Transfer Act and Regulation E, the Truth in Lending Act and Regulation Z, the Truth in Savings Act and Regulation DD, the Expedited Funds Availability Act and Regulation CC, the Bank Secrecy Act and fair housing laws. Liberty Bank and Liberty Mortgage may be subject to potential liability under these laws and regulations for material violations.

State Regulation
----------------

As a federally chartered savings institution, Liberty Bank generally is not subject to those provisions of Georgia law governing state chartered financial institutions or to the jurisdiction of the Department of Banking and Finance ("DBF").

However, the DBF interprets the Georgia Bank Holding Company Act to require the prior approval of the DBF for any acquisition of control of any savings institution (whether chartered by state or federal authority) located in Georgia.

The DBF also interprets the Georgia Bank Holding Company Act to include savings and loan holding companies as "bank holding companies", thus giving the DBF the authority to make examinations of First Liberty and any subsidiaries and to require periodic and other reports. Existing DBF regulations do not restrict the business activities or investments of First Liberty or Liberty Bank.

State usury laws are applicable to federally insured institutions with regard to loans made within Georgia. Generally speaking, Georgia law does not establish ceilings on interest rates although certain specialized types of lending in which Liberty Bank engages, such as making loans of $3,000 or less, are subject to interest rate limitations.

Taxation
--------

Federal Taxation
----------------

First Liberty files a consolidated federal income tax return, which has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income.

Thrift institutions that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code of 1986 ("the Code") are allowed to establish a bad debt reserve and to make annual additions to the reserve that may be taken as a deduction in computing taxable income for federal income tax purposes. One of the tests is prescribed in Code Section 7701(a)(19) and requires that at least 60 percent of a thrift institution's assets be "qualifying" assets, as defined in that Section. Failure to meet this test would result in recapture into taxable income the thrift's tax bad debt reserve. Due to the significance of this test, First Liberty monitors this test periodically to ensure that its assets meet the 60 percent test. At September 30, 1995 Liberty Bank's qualified assets were $616 million or 65.7% of includable assets.

The amount of the bad debt reserve deduction is based upon either
(i) actual loss experience, or (ii) a percentage of taxable income before such deduction. Under the taxable income method, thrift institutions are permitted to deduct 8% of taxable income if used for annual additions to their bad debt reserves established for federal income tax purposes. For the years ended September 30, 1995, 1994, and 1993 Liberty Bank determined its bad debt reserve deduction based on the actual loss experience method.

The bad debt reserve deduction is available only to the extent that total amounts accumulated in the bad debt reserve for qualifying real property loans do not exceed 6% of such loans at year-end. In addition, the deduction is further limited to the amount by which 12% of savings accounts exceeds the sum of retained earnings and reserves at the beginning of the year. The bad debt reserve deductions have not been limited by these restrictions during the three fiscal years ended September 30, 1995, 1994 and 1993.

Earnings appropriated to bad debt reserves established for income tax purposes cannot be used for any purpose other than to absorb bad debt losses without recognition of taxable income. Dividends may be paid out of unappropriated retained earnings without the imposition of any tax to the extent that the amounts paid as dividends do not exceed earnings and profits as calculated for federal income tax purposes. First Liberty has a taxable temporary difference relating to its bad debt reserves for which Liberty Bank has not provided a deferred tax liability. The temporary difference is the amount of the base year tax bad debt reserve (i.e., tax bad debt reserves that arose in tax years beginning before December 31, 1987). As of the year ended September 30, 1995, the cumulative amount of this temporary difference for which First Liberty is not required to recognize a deferred tax liability is approximately $12.0 million. The amount of the unrecognized deferred tax liability related to this temporary difference is $4.1 million.

Legislation is pending in Congress which would repeal the method of accounting for bad debts by thrift institutions, would provide that pre-1988 reserves generally would not be recaptured, and would provide that post-1987 reserves would be recaptured ratably over a six-year period beginning with the 1996 taxable year.
Substantially all of Liberty Bank's reserves are pre-1988 reserves.

First Liberty's income tax returns are periodically examined by various taxing authorities. Currently, the Internal Revenue Service ("IRS") is examining the 1986 through 1989 federal income tax returns. Based on a preliminary settlement of the examination with the IRS, management does not expect that there will be a material adverse impact on the consolidated financial statements.

State Taxation
--------------

First Liberty's federal taxable income with certain adjustments is subject to the Georgia corporate income tax at a rate of 6%. The primary difference between taxable income for State and Federal income tax purposes is interest income on United States Government obligations, which is not taxable for state income tax purposes.

Accounting for Income Taxes
---------------------------

First Liberty adopted Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes" effective October 1, 1991. SFAS No. 109 allows First Liberty to record an income tax benefit related to its book reserve, but recognize no deferred tax liability with respect to its base year tax bad debt reserve, unless it becomes apparent that this temporary difference will reverse in the foreseeable future. The following events would cause this temporary difference to become taxable: (i) loss of thrift status by failing to meet applicable regulations, (ii) conversion of Liberty Bank's charter to a bank charter or (iii) actual or expected reductions in certain loans below the base year amount. The cumulative amount of this temporary difference for which First Liberty is not required to recognize a deferred tax liability is approximately $12.0 million.

ITEM 2.   PROPERTIES
--------------------

First Liberty neither owns nor leases any real property, and uses the premises, equipment and furniture of Liberty Bank without payment of any rental fees to Liberty Bank. First Liberty's headquarters is located at 201 Second Street, Macon, Georgia, where it occupies space owned by Liberty Bank.

Liberty Bank operates 29 banking offices. All facilities are owned by Liberty Bank, with the exception of five supermarket branches in Savannah and three permanent branches in Milledgeville, Sylvania and Vidalia. The total net book value at September 30, 1995 of the offices owned by Liberty Bank on that date, including improvements, furniture, fixtures and equipment, was approximately $22 million. All significant data processing services for deposits, loan servicing, accounting and other operations of Liberty Bank currently are provided by an in-house data processing center. The investment in in-house data processing equipment has been included as equipment above. See Note 8 of the Notes to First Liberty's Financial Statements as contained in Item 8 - "Financial Statements and Supplementary Data" - herein.

Liberty Bank currently is unaware of any potential environmental liability that may be incurred by Liberty Bank in connection with any properties owned by Liberty Bank.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

There are no material pending legal proceedings to which First
Liberty is a party or to which any of their property is subject.
From time to time First Liberty is a party to legal proceedings which arise in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
---------------------------------------------------------

No matter was submitted by First Liberty to a vote of its stockholders during the fourth quarter of the fiscal year ended
September 30, 1995.

ITEM 4.(A) EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information as of September 30, 1995, regarding the executive officers of First Liberty and other individuals having key policy making roles with respect to First Liberty.

Directors
---------

ROBERT F. HATCHER, 54, joined Liberty Bank in 1988 as a director and as its President of the Middle Georgia Region. He was elected President of Liberty Bank in 1989 and was elected Chief Executive Officer of Liberty Bank and President and Chief Executive Officer of First Liberty in 1990. He was previously Senior Vice President of Trust Company Bank of Middle Georgia in Macon, Georgia, where he had served for 27 years.

F. DON BRADFORD, 68 is the retired Chairman of the Board and owner of the Macon Janitor Service in Macon, Georgia. He was has served as a director of First Liberty since 1984 and as a director of Liberty Bank since 1966.

RICHARD W. CARPENTER, 58, is President of Citizens Properties, Inc. in Atlanta, Georgia, and President of Commonwealth Oil Refining
Company in San Antonio, Texas. He has served as a director of First Liberty and as a director of Liberty Bank since 1984.

C. LEE ELLIS, 44, serves as Executive Vice President, Investments, of Alfa Mutual Insurance Company in Montgomery, Alabama. Mr. Ellis has served as a director of First Liberty and Liberty Bank since
1986.

MELVIN I. KRUGER, 66, is President of L. E. Schwartz & Son, Inc., a commercial roofing contractor in Macon, Georgia. He has served as a director of First Liberty since 1993 and as a director of Liberty Bank since July 1995.

THOMAS H. McCOOK, 56, is Vice President, Secretary, Treasurer and co-owner of Macon Concrete Pipe Company in Macon, Georgia. Mr. McCook has served as a director of First Liberty since 1984, as a director of Liberty Bank since 1978 and as Chairman of the Boards of Directors of both entities since 1990.

JO SLADE WILBANKS, 48, is Manager of the Central Region of Georgia Power Company. She has served as a director of First Liberty since 1994 and as a director of Liberty Bank since July 1995.

Executive Officers Who Are Not Directors
----------------------------------------

CHARLES G. DAVIS, 48, joined Liberty Bank in 1976, and serves as
Executive Vice President in charge of operations.  Before joining
Liberty Bank, he was employed by American Broadcasting Company.

JOHN B. DRAWDY, JR., 48, joined Liberty Bank in 1987. He is Senior Vice President in charge of information systems. He previously was employed by First Federal Savings and Loan Association of
Charleston, South Carolina.

LARRY D. FLOWERS, 45, joined Liberty Bank in 1993. He is Executive Vice President in charge of marketing and retail banking. He previously was employed by Citibank in various capacities.

J. RANDALL GRIFFIN, 43, joined Liberty Bank in 1984. He is Senior Vice President in charge of commercial real estate lending. Before joining Liberty Bank, he was employed by The Citizens and Southern National Bank.

DAVID L. HALL, 36, joined First Liberty and Liberty Bank in 1985. He is Executive Vice President and Chief Financial Officer of both entities, having previously served as Senior Vice President and Controller. Before joining First Liberty, he was employed by Coopers & Lybrand, Certified Public Accountants, Atlanta, Georgia.

RICHARD A. HILLS, JR., 55, serves as Executive Vice President and General Counsel of First Liberty, and as Senior Vice President and General Counsel of Liberty Bank and Liberty Mortgage. He also serves as Secretary of First Liberty, Liberty Bank and Liberty Mortgage. Prior to joining First Liberty in 1987, he was a partner in the law firm of Aiken & Ward, Atlanta, Georgia.

GARY P. HALL, 52, serves as Senior Vice President of First Liberty Bank and as City President of Liberty Bank in Tifton, Georgia. He previously was President and Chief Executive Office of Tifton Bank, where he had served for eight years.

GEORGE A. MOLLOY, 47, serves as President and Chief Executive
Officer of Liberty Mortgage. He previously was President of S B & T Mortgage in Atlanta.

LEE B. MURPHEY 51, joined Liberty Bank in June 1991 as Executive
Vice President and Chief Credit Officer. He previously was Senior Vice President of Trust Company Bank of Middle Georgia in Macon,
Georgia, where he had served for 21 years.

J. LARRY WALLACE, 44, joined Liberty Bank in 1983. He is Executive Vice President in charge of residential construction lending and the disposition of foreclosed properties. Before joining Liberty
Bank he was employed by Cameron Brown Company.



                             PART II
                             -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
----------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

The Common Stock is listed and traded on The Nasdaq Stock Market under the symbol "FLFC." The following table sets forth the high and low last sale prices per share of the Common Stock as reported on The Nasdaq Stock Market, and the dividends paid per share of Common Stock for the periods indicated.

Fiscal Year Ended               Last Sale Prices       Dividends
  September 30,                    Per Share         Paid Per Share
-----------------        --------------------------- --------------
                           High                Low
                         ------               ------
     1995
       First Quarter     $14.25               $12.75     $ .10
       Second Quarter     13.75                13.00       .10
       Third Quarter      18.50                13.00       .10
       Fourth Quarter     20.50                16.00       .13

     1994
       First Quarter     $16.50               $14.50     $ .08
       Second Quarter     15.75                13.75       .08
       Third Quarter      15.25                13.00       .08
       Fourth Quarter     15.50                13.25       .08


On December 1, 1995, the last sale price of the Common Stock, as reported on The Nasdaq Stock Market was $21.50. On December 1,
1995, there were 3,961,988 shares of Common Stock outstanding and approximately 653 record holders of the Common Stock.

For discussion on dividend restrictions see Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial
Condition - Liquidity and Capital Resources" - herein.

ITEM 6.SELECTED FINANCIAL DATA
------------------------------

Selected financial data for First Liberty for each year of the five-year period ended September 30, 1995 are set forth below (in thousands, except per share data).
                                          September 30,
                          --------------------------------------------
                           1995(1)   1994    1993(1)   1992     1991
                          -------- -------- -------- -------- --------
Statements of income data:
--------------------------
Interest income           $ 61,490 $ 48,562 $ 51,241 $ 57,933 $ 67,740
Interest expense            32,733   25,117   29,012   37,919   49,253
                          -------- -------- -------- -------- --------
Net interest income         28,757   23,445   22,229   20,014   18,487
Provision for loan losses    1,440    1,500    1,979    3,950    3,358
                          -------- -------- -------- -------- --------
Net interest income after
  provision for loan
  losses                    27,317   21,945   20,250   16,064   15,129
Non-interest income,
  excluding gains and
  losses on asset sales      5,952    6,055    4,766    3,160    4,280
Gain (loss) on sale
  of loans and mortgage
  backed and investment
  securities                  (173)     461    1,190   (1,319)      10
Gain on sale of servicing
  rights                     2,353    3,367    3,321    5,424    1,725
Non-interest expense        24,171   23,029   22,175   20,996   19,439
                          -------- -------- -------- -------- --------
Income before income taxes,
  accounting changes and
  extraordinary items       11,278    8,799    7,352    2,333    1,705
Income taxes                 3,207    2,750    2,619      719     (165)
                          -------- -------- -------- -------- --------
Income before accounting
  changes and
  extraordinary items        8,071    6,049    4,733    1,614    1,870
Accounting changes               -        -        -    1,217        -
Extraordinary items (2)          -        -     (521)       -    3,483
                          -------- -------- -------- -------- --------
Net income                   8,071    6,049    4,212    2,831    5,353
Dividends on preferred
  stock                        864      891      557        -        -
                          -------- -------- -------- -------- --------
Net income applicable
  to common stockholders  $  7,207 $  5,158 $  3,655 $  2,831 $  5,353
                          ======== ======== ======== ======== ========

Per common share data:
----------------------
Income before accounting
  changes and extra-
  ordinary items (3)      $   1.93 $   1.50 $   1.29 $    .54 $    .93
Accounting changes (3)           -        -        -      .40        -
Extraordinary items (3)          -        -     (.13)       -     1.03
                          -------- -------- -------- -------- --------
Net income (3)            $   1.93 $   1.50 $   1.16 $    .94 $   1.96
                          ======== ======== ======== ======== ========

Book value                $  15.93 $  14.92 $  14.09 $  12.91 $  11.94
Tangible book value          13.08    13.76    12.80    11.84    10.77
Dividends paid                 .43      .32        -        -        -
Dividend payout ratio (3)    22.28%   21.33%       -        -        -
Average number of shares
  outstanding (3)            4,205    4,049    3,687    3,039    3,376

                                                September 30,
                          ------------------------------------------------
                            1995(1)    1994     1993(1)    1992      1991
                          --------- --------- --------- --------  --------
         (Dollars in thousands, except per share, ratio and percentage data)

Balance sheet data:
-------------------
Total assets              $ 919,274  $693,205  $728,248 $ 679,376 $713,209
Earning assets              838,188   632,427   647,681   604,516  632,741
Loans (4)                   625,641   487,315   465,491   469,207  495,748
Nonperforming assets
 (excluding troubled debt
 restructurings)              6,793    14,951    20,460    22,647   39,427
Loans and securities
 available-for-sale (5)     237,157   161,405   195,668   125,147  131,268
Mortgage-backed securities
 held-for-investment              -         -         -    11,637    8,308
Deposits                    719,226   561,616   546,379   494,734  526,811
Stockholders' equity         70,669    56,391    53,884    38,453   35,550

Performance ratios:
-------------------
Return on average assets       1.01%      .86%      .60%      .40%     .73%
Return on average equity      12.93     10.98      8.96      7.60    18.50
Interest rate spread           3.90      3.70      3.58      3.21     3.13
Net interest margin (6)        3.94      3.72      3.57      3.15     2.83
Efficiency (7)                64.97     66.60     67.66     72.26    77.20
Ratio of earnings to fixed
  charges (8):
  Excluding interest on
    deposits                   2.72x      2.65x     1.99x     1.23x    1.13x
  Including interest on
    deposits                   1.34x      1.35x     1.25x     1.06x    1.03x

Asset quality ratios:
---------------------
Allowance for loan losses
  to period end loans (4)(9)   1.23%     1.15%     1.30%     1.19%     .97%
Allowance for loan losses
  to period end non-
  performing loans           323.64    124.51     97.55    158.06    76.02
Nonperforming assets to
  period end loans and
  foreclosed properties (4)(9) 1.07      2.97      4.21      4.58     7.37
Nonperforming assets to
  period end total assets       .74      2.16      2.81      3.33     5.53
Net charge-offs to average
  loans                         .03       .38       .60       .57     1.06

Capital and liquidity:
----------------------
Tangible capital to total
  adjusted assets (10)         5.69%     6.26%     5.34%     5.07%    4.34%
Core capital to total
  adjusted assets (10)         5.89      6.57      5.59      5.36     4.66
Core capital to risk-based
  assets (10)                  8.18      9.14      7.66      6.95     6.10
Risk-based capital to risk-
  based assets (10)           11.07     12.61     10.92     10.32     9.17
Average equity to average
  assets                       7.81      7.82      6.70      5.26     3.97
Loans to deposits (4)         86.99     86.77     85.20     94.84    94.10

(1) During 1995 and 1993, the Company completed acquisitions of financial institutions with assets of approximately $107 million and $48 million, respectively. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" - herein. Also see Note 3 of Notes to First Liberty's Consolidated Financial statements contained in Item 8 - "Financial Statements and Supplementary Data" - herein.
(2) Gain on extinguishment of debt, net of income tax expense of $1.8 million in 1991. Loss on extinguishment of debt, net of income tax benefit of $269,000 in 1993.
(3)  Fully diluted.
(4)  Excludes loans available-for-sale.
(5) Includes loans and securities available-for-sale, fed funds sold, repurchase agreements and cash and cash equivalents.
(6)  Net interest income divided by average earning assets.
(7) Computed by dividing non-interest expense excluding provisions for real estate losses and nonrecurring items by the sum of net interest income before provisions for loan losses and non-interest income excluding nonrecurring items.
(9) The ratio of earnings to fixed charges has been determined by dividing (a) income before taxes and fixed charges by (b) total fixed charges. Fixed charges consist of interest expense (both excluding and including interest on deposits) and amortization of debt expense. No portion of rental expense could be demonstrated to be representative of the interest factor, and therefore none is included in fixed charges.
(9)  Loans before allowance for losses.
(10) Includes only capital held by Liberty Bank.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
------------------------------------------------------------
               OPERATIONS AND FINANCIAL CONDITION
               ----------------------------------

Background
----------

First Liberty Financial Corp.'s ("First Liberty") financial condition strengthened and results of operations continued favorable trends during fiscal 1995. The improvements are the result of an ongoing plan which focuses on (1) maintaining a low level of interest rate risk, (2) improving operating efficiency,
(3) reductions in the levels of nonperforming and classified assets, (4) maintaining a strong regulatory capital position and
(5) continued growth.

Beginning in 1990, First Liberty implemented a cost-reduction program to reduce the level of non-interest expense. As a part of the cost reduction program, First Liberty's work force was reduced by approximately 60 employees or 15%.

During 1990, First Liberty Bank ("Liberty Bank") undertook a program to assess and reduce the level of nonperforming and criticized assets. Pursuant to that program, nonperforming assets were reduced by $33.7 million or 83% from $40.4 million in 1990 to $6.8 million in 1995. See "Loan Loss Provision and Allowance for Loan Losses" and "Nonperforming Assets and Credit Risk", - herein.

Also, During 1990, Liberty Bank sold 17 offices in North Georgia ("the North Georgia Division") in order to improve its capital ratios and dispose of an unprofitable operation. The sale resulted in a reduction of Liberty Bank's total assets by approximately $200 million while improving the level of core earnings.

In September 1991 First Liberty completed an exchange offer to holders of its convertible debentures to further increase the level of core capital. Pursuant to that offer, 97% of the debenture holders elected to participate which resulted in $8.1 million in additional core and tangible capital.

On December 11, 1992, First Liberty acquired First Federal Savings and Loan Association, Milledgeville, Georgia ("First Federal") which had its primary market adjacent to Liberty Bank's primary market area in Macon, Georgia. On the acquisition date, First Federal had total assets of $41 million and total deposits of $38 million.

On February 16, 1993, First Liberty issued 460,000 shares of Series A 7.75% Cumulative Convertible Preferred ("Series A") stock. Proceeds from this issuance are to be used for acquisitions or other general corporate purposes. These shares had a liquidation preference of $25 per share. Dividends on the Series A stock were cumulative at an annual rate of $1.9375 per share and were payable quarterly.

On July 31, 1995 the Company redeemed 2,537 shares of Series A for $66,879, plus accrued and unpaid dividends. The remaining 457,463 shares of the Series A were converted into 914,926 shares of the Company's common stock, at a conversion price of $12.50 per share of common stock.

In March 1993, Liberty Bank acquired six offices of another institution in Savannah, Georgia, where Liberty Bank previously operated four offices. Total assets acquired by Liberty Bank were approximately $7 million and total deposits assumed were approximately $38 million.

On December 2, 1994, the Company acquired by merger Central Banking Company ("CBC") of Swainsboro, Georgia and its subsidiary, The Central Bank ("Central Bank"). Central Bank on the date of acquisition, held the following approximate balances: loans of $21 million, cash and investments of $34 million, premises and equipment of $1 million and deposits of $52 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

On March 24, 1995, the Company acquired three banking offices located in Sylvania, Vidalia and Waycross, Georgia from a commercial bank. Total assets acquired were approximately $3 million and total cash received and deposits assumed were approximately $95 million. Intangible assets resulting from the acquisition were approximately $4 million.

On September 15, 1995, the Company acquired by merger Tifton Banks, Inc. ("Tifton") of Tifton, Georgia and its subsidiary, Tifton Bank & Trust Company ("Tifton Bank"). Tifton Bank on the date of acquisition, held the following approximate balances: loans of $42 million, cash and investments of $21 million, premises and equipment of $1 million and deposits of $59 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

On December 2, 1994 and September 15, 1995, in connection with the acquisitions of Tifton and CBC, the Company issued $7.6 million in Series B 6.00% Cumulative Convertible Preferred ("Series B") stock. The shares have a liquidation preference of $25.00 per share. Dividends on the Series B are cumulative at an annual rate of $1.50 per share and are payable quarterly.

During 1994, First Liberty implemented another cost reduction program to reduce the level of non-interest expense. This program contributed to an 8% reduction in non-interest expense (excluding foreclosed real estate provisions) during the last half of fiscal 1994.

Mortgage Banking Operations
---------------------------

Historically, First Liberty's net income has been significantly affected by the level of earnings of Liberty Mortgage Corporation ("Liberty Mortgage"), the Company's mortgage banking subsidiary. However, this dependence was substantially reduced during 1995 and 1994 due to an increase in Liberty Bank's results of operations.
A substantial portion of Liberty Mortgage's net income has been derived from income directly related to the origination and sale of residential mortgage loans and mortgage servicing rights. See "Net Income" - herein.

Net Income
----------

First Liberty's net income for the year ended September 30, 1995 was $8.1 million compared to $6.0 million for the year ended September 30, 1994 and $4.2 million for the year ended September 30, 1993. First Liberty's income before income taxes and extraordinary item was $11.2 million for the year ended September 30, 1995 compared to $8.8 million in 1994 and $7.4 million in 1993.

For the year ended September 30, 1995, Liberty Bank contributed $9.1 million of income before taxes, compared to income of $4.7 million in 1994 and income of $1.9 million in 1993. These amounts represent 81%, 54% and 26% of First Liberty's net income before income taxes and extraordinary item for 1995, 1994 and 1993, respectively. These trends are indicative of (i) improved margins, which resulted in increased net interest income, and reductions in nonperforming assets, (ii) improved internal operating efficiency and (iii) the contributions of acquisitions.

During the last five fiscal years, Liberty Bank's operations were impacted by costs associated with Liberty Bank's efforts to reduce its level of nonperforming assets, which declined from $40.4 million at September 30, 1990 to $6.8 million at September 30, 1995. During this period, foreclosed real estate ("REO") decreased by $18.0 million and nonperforming loans decreased by $15.6 million. Net direct costs of resolving nonperforming assets were $1.8 million, $2.6 million and $3.1 million for 1995, 1994 and 1993, respectively. Net direct costs include loan loss provision, REO provision and other costs directly associated with operating and liquidating REO. Indirect costs of resolving nonperforming assets such as lost interest income and management time costs also impacted operations, but are not readily quantifiable.

For the year ended September 30, 1995, Liberty Mortgage contributed $2.0 million of income before income taxes, compared to $3.9 million in 1994 and $5.3 million in 1993. These amounts represent 18%, 44% and 73% of First Liberty's net income before income taxes and extraordinary item for 1995, 1994 and 1993, respectively.

Included in Liberty Mortgage's income before income taxes are net gains on sale of loans, securities and loan servicing rights of approximately $2.0 million, $3.8 million and $4.5 million for the fiscal years ended September 30, 1995, 1994, and 1993, respectively. The decrease in these net gains from 1993 thru 1995 is largely attributable to a lower volume of loan originations, which resulted primarily from a rising interest rate environment which generally had a negative impact on the mortgage banking industry as a whole.

Net income for 1993 was reduced $521,000 (net of related income taxes) by an extraordinary item resulting from the early extinguishment of debt.

Net Interest Income
-------------------

Net interest income increased by $5.3 million or 23% during fiscal 1995 as compared to 1994 due to an $8.1 million reduction in nonperforming assets, growth in earning assets and an expansion of the net interest margin to 3.94% in 1995 from 3.72% in 1994. Net interest income increased by $1.2 million or 5.5% during fiscal 1994 as compared to 1993 due to a $5.5 million reduction in nonperforming assets and an expansion of the net interest margin to 3.72% in 1994 from 3.57% in 1993. See "Nonperforming Assets and Credit Risk" - herein.

First Liberty Financial Corp.
Summary of Average Assets and Liabilities
(for the fiscal year ended)

The following table reflects the average balances, the actual interest income or expense and the average yields and costs of funds of First Liberty's interest-earning assets and interest-bearing liablilites.  Average balances have been computed from the average of month end balances during the fiscal years indicated.(dollars in thousands)
                                               1995                                  1994                                  1993
                                   ------------------------------  ------------------------------  ------------------------------
                                    Average                 Rate/   Average                 Rate/   Average                 Rate/
                                    Balance      Interest   Yield   Balance      Interest   Yield   Balance      Interest   Yield
                                   ------------------------------  ------------------------------  ------------------------------

Loans (1)                         $   560,842  $    49,990  8.91%  $   509,404  $    41,827  8.21% $   529,750  $    45,614  8.61%
Mortgage-backed securities            133,591        9,103  6.81%      100,325        5,629  5.61%      64,794        4,393  6.78%
Investments                            33,239        2,320  6.98%       21,322        1,106  5.19%      27,486        1,234  4.49%
                                   ----------   ----------          ----------   ----------         ----------   ----------
  Total interest-earning assets       727,672  $    61,413  8.44%      631,051       48,562  7.70%     622,030       51,241  8.23%
                                                ==========                       ==========                      ==========
Other assets                           71,531                           72,978                          79,657
                                   ----------                       ----------                      ----------
  Total assets                    $   799,203                          704,029                         701,687
                                   ==========                       ==========                      ==========

Savings deposits                  $    45,775  $     1,226  2.68%       42,654        1,090  2.56%      40,473        1,084  2.68%
Time deposits                         397,074       20,792  5.24%      348,174       15,558  4.47%     351,029       17,729  5.05%
Other deposits                        192,612        4,149  2.15%      162,704        3,148  1.93%     139,456        2,797  2.01%
Short-term borrowings                  60,357        3,785  6.27%       33,616        1,470  4.37%      28,613        1,767  6.18%
Long-term borrowings (2)               24,940        2,781 11.15%       40,955        3,851  9.40%      63,793        5,635  8.83%
                                   ----------   ----------          ----------   ----------         ----------   ----------
  Total interest-bearing liabilities  720,758  $    32,733  4.54%      628,103       25,117  4.00%     623,364       29,012  4.65%
                                                ==========                       ==========                      ==========
Other liabilities                      16,004                           20,839                          31,297
Equity                                 62,441                           55,087                          47,026
                                   ----------                       ----------                      ----------
  Total liabilities and equity    $   799,203                          704,029                         701,687
                                   ==========                       ==========                      ==========
Interest rate spread                                        3.90%                            3.70%                           3.58%
                                                           ======                           ======                          ======
Net interest margin                                         3.94%                            3.72%                           3.57%
                                                           ======                           ======                          ======



(1)      Includes nonperforming loans.
(2)      Includes subordinated debt.

First Liberty Financial Corp.
Rate/Volume Analysis

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected First Liberty's interest income and expense during the periods indicated.  For each category, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate), (2) changes in rate (changes in rate multiplied by old volume), and (3) changes in rate/volume (changes in rate multiplied by changes in volume) (dollars in thousands).

                                                                   Years ended September 30,
                             -----------------------------------------------------------------------------------------------------
                                             1995 vs 1994                                         1994 vs 1993
                                         Increase/(Decrease)                                  Increase/(Decrease)
                             ------------------------------------------------  ---------------------------------------------------
                                                        Due to                                               Due to
                                Due to      Due to      Rate/                     Due to        Due to       Rate/
                                 Rate       Volume      Volume       Total         Rate         Volume       Volume       Total
                             ------------------------------------------------  ---------------------------------------------------
Changes in:
Interest income:
  Loans (1)                 $     3,578 $     4,224 $       361  $     8,163  $    (2,116)  $    (1,752) $        81  $    (3,787)
  Mortgage-backed securities      1,208       1,866         400        3,474         (758)        2,410         (416)       1,236
  Investments                       382         618         214        1,214          192          (277)         (43)        (128)
                             ----------  ---------- -----------  -----------   ----------   -----------  -----------  -----------
Total interest income             5,168       6,708         975       12,851       (2,682)          381         (378)      (2,679)
                             ----------  ---------- -----------  -----------   ----------   -----------  -----------  -----------

Interest expense:
  Savings deposits                   52          80           4          136          (49)           58           (3)           6
  Time deposits                   2,674       2,185         375        5,234       (2,044)         (144)          17       (2,171)
  Other deposits                    357         579          65        1,001          (99)          466          (16)         351
  Short-term borrowings             638       1,169         508        2,315         (516)          309          (90)        (297)
  Long-term borrowings (2)          716      (1,506)       (280)      (1,070)         363        (2,017)        (130)      (1,784)
                             ----------  ---------- -----------  -----------  -----------   -----------  -----------  -----------
Total interest expense            4,437       2,507         672        7,616       (2,345)       (1,328)        (222)      (3,895)
                             ----------  ---------- -----------  -----------  -----------   -----------  -----------  -----------

Net interest income         $       731 $     4,201 $       303  $     5,235  $      (337)  $     1,709  $      (156) $     1,216
                             ==========  ========== ===========  ===========  ===========   ===========  ===========  ===========



(1)    Includes nonperforming loans.
(2)    Includes subordinated debt.

Interest Rate Sensitivity
-------------------------

Interest rate sensitivity is a measure of exposure to changes in net interest income due to changes in market interest rates. The interest rate sensitivity differential (known as "gap"), is the difference between interest rate sensitive assets and interest rate sensitive liabilities over a specified period of time and represents a measure of sensitivity of net interest income to changes in interest rates. A positive gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative gap indicates an excess of rate sensitive liabilities over rate sensitive assets.

Over the past three years, Liberty Bank's short term interest rate sensitivity has been asset sensitive, which is reflective of a positive gap. As such, Liberty Bank's margins have experienced direct correlation to interest rate levels. Liberty's net interest margin was 3.94%, 3.72%, and 3.57% for 1995, 1994 and 1993, respectively.

During the first quarter of fiscal 1995, short term and intermediate term interest rates generally increased and have remained relatively stable since that time. First Liberty's asset sensitivity contributed to increased interest rate spreads during that period. Beginning in the second half of fiscal 1995, management began a plan to reduce the level of asset sensitivity to hedge against declining rates. As of September 30, 1995, First Liberty's risk posture remains asset sensitive, but the relative level of risk has been reduced.

During 1993, Liberty Bank refinanced $15.8 million in advance borrowings from the Federal Home Loan Bank ("FHLB") of Atlanta to extend the average maturity of the debt while lowering the average cost of funds. A prepayment penalty of $790,000 ($521,000 net of related income taxes) was incurred and accounted for as an extraordinary item in the statement of income.

Liberty Bank's cumulative one year gap at September 30, 1995, was a positive $61 million or 6.6% compared to a positive $68 million or 9.9% at September 30, 1994 and a positive $46 million or 6.3% at September 30, 1993.

First Liberty Financial Corp.
Interest Rate Sensitivity Short Term Analysis

The following table summarizes the repricing of First Liberty's interest-earning assets and interest-bearing liabilities at
September 30, 1995.  The information presented may not be indicative of actual future trends of net interest income in rising or declining interest rate environments (dollars in thousand).

                                         Less than    1 Month     2 Months     3 Months   6 Months     1 Year      Over
                                          1 Month   to 2 Months  to 3 Months  to 6 Months to 1 Year   to 2 Years  2 Years   Total
                                        ----------  -----------  -----------  ----------- ---------   ---------- -------- ---------
Interest-earning assets:

Loans (1)(2)                            $ 188,663  $    31,318  $    17,537  $    46,171  $  80,215  $  43,113  $ 248,722 $ 655,739
Securities                                 32,755        2,297       27,716       18,792     32,647     26,070     27,336   167,613
Fed funds sold and repurchase agreements   22,652            -            -            -          -          -          -    22,652
                                        ---------  -----------  -----------  -----------  ---------  ---------  --------- ---------
Total financial assets                  $ 244,070  $    33,615  $    45,253  $    64,963  $ 112,862  $  69,183  $ 276,058  $846,004
                                        =========  ===========  ===========  ===========  =========  =========  ========= =========
Interest-bearing liabilities:

Deposits:
  Savings (3)                           $     683  $       674  $       665  $     1,941  $   3,648  $   6,452  $  35,851  $  49,914
  Money Market                             70,098            -            -            -          -          -          -     70,098
  Interest-bearing deposits (3)             1,674        1,644        1,615        4,674      8,625     14,694     61,763     94,689
  Time                                     28,770       15,845       22,139       76,003    116,215    111,558     70,672    441,202
                                        ---------  -----------  -----------  -----------  ---------  ---------  ---------  ---------
    Total interest-bearing deposits       101,225       18,163       24,419       82,618    128,488    132,704    168,286    655,903

Other borrowings                           74,041            0          100        2,507      8,167      8,000     12,501    105,316
                                        ---------  -----------  -----------  -----------  ---------  ---------  ---------  ---------
Total financial liabilities             $ 175,266  $    18,163  $    24,519  $    85,125  $ 136,655  $ 140,704  $ 180,787  $ 761,219
                                        =========  ===========  ===========  ===========  =========  =========  =========  =========

Current period gap                      $  68,804  $    15,452  $    20,734  $   (20,162) $ (23,793) $ (71,521) $  95,271  $  84,785

Cumulative gap                          $  68,804  $    84,256  $   104,990  $    84,828  $  61,035  $ (10,486)  $  84,785

Cumulative gap as a % of total assets         7.5%         9.2%        11.4%         9.2%       6.6%      -1.1%        9.2%


(1)  The portfolio of loans available-for-sale are included in the less than three months repricing period as all these assets are assigned to optional or mandatory commitments to sell.

(2)  The repricing of loans does not include amounts attributable to the amortization and estimated repayment of principal.

(3)  The estimated repricing of savings and interest-bearing checking accounts was based on the Office of Thrift Supervision decay rates.

First Liberty Financial Corp.
Interest Rate Sensitivity Long Term Analysis

The following table summarizes the repricing of First Liberty's interest-earning assets and interest-bearing liabilities at
September 30, 1995.  The information presented may not be indicative of actual future trends of net interest income in rising or declining interest rate environments (dollars in thousand).
                                                                              3 Years    5 Years    10 Years
                                   Less than 3 Months    6 Months    1 Year      to        to           to     Over
                                    3 Months to 6 Months to 1 Year to 3 Years 5 Years   10 Years    20 Years 20 Years    Total
                                   --------- ----------- --------- ---------- -------- ---------- ---------- --------- ---------
Interest-earning assets:

Loans (1)(2)                       $ 237,518 $    46,171 $  80,215 $ 103,558 $ 113,648 $   37,667 $   22,829 $  14,133 $ 655,739
Securities                            62,768      18,792    32,647    33,820     7,619      6,743      4,615       609   167,613
Fed fund solds and repurchase
 agreements                           22,652           -         -         -         -          -          -         -    22,652
                                   --------- ----------- --------- --------- --------- ---------- ---------- --------- ---------
Total financial assets             $ 322,938 $    64,963 $ 112,862 $ 137,378 $ 121,267 $   44,410 $   27,444 $  14,742 $ 846,004
                                   ========= =========== ========= ========= ========= ========== ========== ========= =========

Interest-bearing liabilities:

Deposits:
  Savings (3)                      $   2,022 $     1,941 $   3,648 $  12,406 $   8,526 $   12,642 $    8,448 $     281 $  49,914
  Money Market                        70,098           -         -         -         -          -          -         -    70,098
  Interest-bearing deposits (3)        4,933       4,674     8,625    28,029    17,114     21,703      9,611         0    94,689
  Time                                66,754      76,003   116,215   157,550    24,680          0          0         0   441,202
                                   --------- ----------- --------- --------- --------- ---------- ---------- --------- ---------
    Total interest-bearing deposits  143,807      82,618   128,488   197,985    50,320     34,345     18,059       281   655,903

Other borrowings                      74,141       2,507     8,167     8,000         0     12,501          -         -   105,316
                                   --------- ----------- --------- --------- --------- ---------- ---------- --------- ---------
Total financial liabilities        $ 217,948 $   $85,125 $ 136,655 $ 205,985 $  50,320 $   46,846 $   18,059 $     281 $ 761,219
                                   ========= =========== ========= ========= ========= ========== ========== ========= =========

Current period gap                 $ 104,990 $  ($20,162)$ (23,793)$ (68,607)$  70,947 $   (2,436)$    9,385 $  14,461 $  84,785

Cumulative gap                     $ 104,990 $   $84,828 $  61,035 $  (7,572)$  63,375 $   60,939 $   70,324 $  84,785

Cumulative gap as a % of total assets   11.4%        9.2%      6.6%     -0.8%      6.9%       6.6%       7.6%      9.2%


(1)  The portfolio of loans available-for-sale are included in the less than three months repricing period as all these assets are assigned to optional or mandatory commitments to sell.

(2)  The repricing of loans does not include amounts attributable to the amortization and estimated repayment of principal.

(3)  The estimated repricing of savings and interest-bearing checking accounts was based on the Office of Thrift Supervision decay rates.

Loan Loss Provision and Allowance for Loan Losses
-------------------------------------------------

During fiscal 1995, the provision for estimated losses on loans was $1.4 million compared to $1.5 million during 1994 and $2.0 million during 1993. During fiscal 1995, 1994, and 1993, the provision for estimated losses on loans decreased as Liberty Bank's nonperforming loans have declined during each of the years.

Loan loss reserves are determined based on management's internal review of nonperforming loans, delinquency trends, the level of rated assets and charge-off trends. Additionally, management assesses general and specific economic trends both nationally and locally and regulatory information to determine the impact of those external factors on loan loss reserve levels.

Based on the internal and external reviews, Liberty Bank segregates its loan portfolio by type of loans and by loan classification within each loan type. Reserve percentages are applied (based on historical and anticipated loss rates) to each loan group to determine the required amount of allocated general loan loss reserves. Additionally, an amount is provided for unallocated general loan loss reserves reflecting the potential for estimation errors in allocated reserves. During 1991, charge-offs increased as problem assets identified and reserved for in 1990 were resolved. The provision for loan losses during 1991 and 1992 were elevated as economic conditions were relatively weak. The allocation of the allowance for estimated losses for the years indicated was as follows (dollars in thousands):

                                          September 30,
                  -------------------------------------------------------------
                  1995   (1)   1994   (1)   1993   (1)   1992  (1)   1991   (1)
                  ---------- ------------ ------------ ----------- ------------
                   Amt    %    Amt     %    Amt     %    Amt    %    Amt     %
                  ----- ---- ------- ---- ------- ---- ------ ---- ------ -----

First mortgage:
  Residential    $  313   25  $  240   26  $  379   25 $  350   34 $  377    42
  Commercial (2)    775   12   1,434   19   1,139   22  1,470   23  1,334    21
Residential
  construction      402   11     209   11     157    9    161    8    219     6
Commercial
  business        1,507   21   1,130   12   1,494   11  1,513   10  1,410    10
Consumer (3)      2,654   31   1,357   32   1,366   33  1,232   25  1,310    21
Unallocated       2,165    -   1,310    -   1,606    -    915    -    214     -
                 ------ ----  ------ ----  ------ ---- ------ ---- ------  ----
Total            $7,816 100%  $5,680 100%  $6,141 100% $5,641 100% $4,864  100%
                 ====== ====  ====== ====  ====== ==== ====== ==== ======  ====

(1)  Loan categories as a percentage of total loans held-for-investment.
(2)  Includes commercial construction first mortgage loans.
(3) Includes consumer mortgage loans (such as second mortgage loans and home equity lines of credit).

Changes in the allowance for estimated losses on loans for the five years ended September 30, 1995 are as follows (dollars in thousands):

                                          September 30,
                      ----------------------------------------------------
                        1995       1994       1993       1992       1991
                      --------   --------   --------   --------   --------
Balance, beginning of
  year                $ 5,680    $ 6,141    $ 5,641    $ 4,864    $ 7,374
    Provision for
     estimated losses   1,440      1,500      1,979      3,950      3,358
    Acquisitions          879          -      1,675          -          -
    Recoveries          2,415      2,318      1,544      1,440      1,064
    Charge-offs        (2,598)    (4,279)    (4,698)    (4,613)    (6,932)
                      -------    -------    -------    -------    -------
Balance, end of year  $ 7,816    $ 5,680    $ 6,141    $ 5,641    $ 4,864
                      =======    =======    =======    =======    =======

Allowance for loan
  losses to non-
  performing loans       323.6%     124.5%      97.6%     158.1%      76.0%
Allowance for loan
  losses to total loans
  held-for-investment      1.2%       1.2%       1.3%       1.2%       1.0%

The following table summarizes charge-offs and recoveries by loan type (dollars in thousands):

                                           September 30,
                       ---------------------------------------------------
                         1995       1994       1993       1992       1991
                       --------   --------   --------   --------  --------
Charge-Offs:
Residential real estate $   193    $   116    $   381    $   876   $ 1,896
Commercial real estate      426        205        559        846     1,124
Commercial business         587        715      1,651      1,213     1,612
Consumer                  1,392      3,243      2,107      1,678     2,300
                        -------    -------    -------    -------   -------
                          2,598      4,279      4,698      4,613     6,932
                        -------    -------    -------    -------   -------
Recoveries:
Residential real estate      31        185        216        207       154
Commercial real estate        3          -        141        278         -
Commercial business         810        271        217        397       176
Consumer                  1,571      1,862        970        558       734
                        -------    -------    -------    -------   -------
                          2,415      2,318      1,544      1,440     1,064
                        -------    -------    -------    -------   -------
Net charge-offs         $   183    $ 1,961    $ 3,154    $ 3,173   $ 5,868
                        =======    =======    =======    =======   =======
Percentage of average
  loans                     .03%       .38%      0.60%      0.57%     1.06%
                        =======    =======    =======    =======   =======


Nonperforming Assets and Credit Risk
------------------------------------

The table below summarizes nonperforming assets and troubled debt restructurings at the dates indicated. Nonperforming assets consist of nonaccrual loans, foreclosed properties and insubstance foreclosures, as well as loans past due 90 days or more as to interest or principal and still accruing. Material potential problem loans, (i.e., those with respect to which management has serious doubts regarding the ability of the borrowers to comply with present loan repayment terms) have been classified as nonaccrual loans regardless of payment status, and therefore are included in Liberty Bank's nonperforming assets.

                                                  September 30,
                                -------------------------------------------
                                  1995     1994     1993     1992     1991
                                -------  -------  -------  -------  -------
                                            (Dollars in thousands)
Nonaccrual loans                $ 2,415  $ 4,362  $ 6,295  $ 3,569  $ 5,559
Loans past due 90 days or
  more and still accruing             -      200        -        -      839
                                -------  -------  -------  -------  -------
Total nonperforming loans         2,415    4,562    6,295    3,569    6,398
Real estate acquired through
  foreclosure                     4,185   10,189    9,342   10,849   16,236
Insubstance foreclosures              -       32    4,665    8,117   16,645
Other repossessed assets            193      168      158      112      148
                                -------  -------  -------  -------  -------
Total nonperforming assets      $ 6,793  $14,951  $20,460  $22,647  $39,427
                                =======  =======  =======  =======  =======
Total nonperforming assets as a
  percentage of total assets        .74%    2.16%    2.81%    3.33%    5.53%
                                =======  =======  =======  =======  =======

Troubled debt restructurings    $10,817  $12,199  $12,554  $13,723  $12,859
                                =======  =======  =======  =======  =======

At the time of foreclosure all properties are valued at fair value. Fair value is evaluated in light of a current appraisal and an assessment of market conditions. The evaluation results in a disposition plan including a financial plan designed to monitor the net realizable values of the properties during the marketing period. The plan is regularly monitored and amended as necessary to accommodate changing market conditions. At times, some properties' net carrying values may be reduced to facilitate near term liquidation, particularly if the marketing period has been extended beyond the original plan.

At September 30, 1995 foreclosed properties included eight commercial properties with aggregate investments (net of reserves) of approximately $3.5 million. The remaining balance of foreclosed properties consisted of residential properties.

During fiscal 1995, management elected to writedown six commercial properties in the amount of $3.0 million, which was reserved for in prior years, as discussed below, due to the permanent impairment of such assets.

During the fourth quarter of fiscal 1994, all remaining commercial properties were reevaluated in light of current economic conditions. In several cases, management elected to reduce the net carrying value of certain properties (by increasing reserves) to facilitate near term liquidation. As a result of the reductions, Liberty Bank recorded a provision of approximately $852,000.

Non-Interest Income
-------------------

Liberty Mortgage originates loans with marketing (price) concessions which are offset by the value of the loan servicing rights originated. Liberty Mortgage will sell a portion of the loan servicing rights relating to loans originated to recover its marketing concessions.

The following table illustrates the contributions to operating results and to Liberty Mortgage's loan servicing portfolio in each of the last three fiscal years (dollars in thousands):

                                     Years ended September 30,
                               -----------------------------------
                                  1995         1994         1993
                               ---------    ---------    ---------
Loan activity:
--------------
  Loans originated              $161,344     $374,673     $683,257
  Loan servicing rights sold     249,502      254,120      293,930
                                --------     --------     --------
  Loan servicing contributed to
   (withdrawn from) portfolio   $(88,158)    $120,553     $389,327
                                ========     ========     ========
  Percentage sold                    155%          68%          43%
                                ========     ========     ========

Operating results:
------------------
  Gain(loss) on sale of
    loans and securities        $   (354)    $    453     $  1,175
  Gain on sale of loan
    servicing rights               2,353        3,367        3,321
                                --------     --------     --------
  Net gain on sale of loans
    and securities and loan
    servicing rights            $  1,999     $  3,820     $  4,496
                                ========     ========     ========
  Net gain as a percentage
    of loans originated             1.24%        1.02%         .66%
                                ========     ========     ========

During 1995 and 1994 soft business conditions existed in the mortgage banking industry. These conditions resulted in lower than anticipated loan originations in 1995. Due to reduced loan originations, the portfolio of loans serviced for others decreased $275 million during fiscal 1995 resulting in a decrease to loan service fee income (excluding amortization of servicing fees) of $851,000 over 1994 levels.

During 1993, Liberty Mortgage began purchasing loans and the related servicing rights from its correspondents. Such purchases allow Liberty Mortgage to recover normal marketing concessions without the sale of servicing by recognizing the value of the loan servicing rights as an asset. The principal amount of servicing rights purchased from correspondents during 1995 was approximately $52 million with related book value servicing rights of $337,000 compared to $207 million in principal with $2.1 million in related book value servicing rights purchased during 1994. In 1993 the principal amount of servicing rights purchased from correspondents was $194 million with related book value servicing rights of $1.7 million.

Liberty Bank also may sell investments, loans and mortgage-backed securities from time to time from its portfolio. The following table summarizes investment activity from Liberty Bank's portfolio (dollars in thousands:)
                                  Years ended September 30,
                            ------------------------------------
                                1995         1994         1993
                            ----------   ----------   ----------
Net book value sold:
  Assets available-for-sale  $  58,689    $   5,699    $  48,158
  Assets held-for-
    investment                       -            -           44
  Net gain on sale                 181            8          133

During 1995, investment activity consisted principally of the liquidation of securities acquired in bank acquisitions during the year. As of September 30, 1995, Liberty Bank's investments and mortgage-backed securities available-for-sale totalled $168 million and represented 100% of total investments and mortgage-backed securities.

Deposit account service charges increased by $611,000 during 1995 as compared to 1994, and $701,000 during 1994 as compared to 1993 principally due to average transaction accounts increasing 23% and 15% for the same periods principally as a result of acquisition activity.

Other income in fiscal 1995 was $224,000 compared to $466,000 and $48,000 during fiscal 1994 and 1993, respectively. The losses included in this category resulted from reserves for contingent liabilities and losses on the sales of fixed assets. The following table summarizes the significant components of other income (dollars in thousands:)

                                 Years ended September 30,
                           -------------------------------------
                              1995        1994         1993
                           ----------   ----------   -----------
Loan origination fees net
  of related expenses       $    236     $     33     $    (79)
Losses                          (471)        (208)        (280)
Other                            459          641          407
                            --------     --------     --------
                            $    224     $    466     $     48
                            ========     ========     ========

Non-Interest Expense
--------------------

Total non-interest expense increased by $1.1 million or 5.0% during fiscal 1995 compared to fiscal 1994 and increased $.9 million or 3.9% during fiscal 1994 compared to fiscal 1993. The principal factor contributing to increased non-interest expense was the incremental cost of acquired operations.

During 1995, two acquisitions were completed which increased non-interest expense by direct incremental costs of approximately $2.0 million. The breakdown of direct incremental costs in 1995 related to acquired operations were as follow (dollars in thousands).

   Compensation, payroll taxes and fringe benefits   $  826
   Occupancy and equipment                              246
   Federal deposit insurance premiums                   233
   Amortization of intangible assets                    325
   Other                                                372
                                                     ------
                                                     $2,002
                                                     ======

During 1994, expenses increased relative to 1993 due to the effect of full year operations of two 1993 acquisitions.

During 1995 Liberty Bank recorded $507,000 for possible losses on the sale of foreclosed real estate as compared to $1.1 million for both 1994 and 1993. The ending allowance for losses on foreclosed real estate for 1995, 1994 and 1993 was $302,000, $2.9 million and $2.3 million, respectively. See "Nonperforming Assets and Credit Risk" - herein.

The following table summarizes the significant components of other expense (dollars in thousands:)
                                Years ended September 30,
                         --------------------------------------
                             1995         1994         1993
                         ------------  -----------  -----------
Postage and freight        $    776     $    716     $    688
Insurance and bonds             189          223          402
Telephone                       597          532          519
Stationery and supplies         559          436          540
Other                         1,465        1,067        1,016
                           --------     --------     --------
                           $  3,586     $  2,974     $  3,165
                           ========     ========     ========

Income Taxes
------------

The income tax expense for the years ended September 30, 1995, 1994 and 1993 reflects a variation from the statutory federal income tax rate of 34% primarily due to the difference between the deduction of bad debt provisions for financial reporting and income tax purposes. First Liberty's effective tax rate (including income tax on extraordinary item) after such item for the years ended September 30, 1995, 1994 and 1993 was 28.4%, 31.3% and 35.8%, respectively.

At September 30, 1995 First Liberty had gross deferred tax assets of approximately $3.2 million. First Liberty's management has determined that it is more likely than not that its deferred tax asset will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of First Liberty's existing deductible temporary differences. First Liberty is not aware of any material uncertainties existing at September 30, 1995 that may affect the realization of First Liberty's deferred tax assets. First Liberty evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

Loans

The following table states the composition of Liberty Bank's loan portfolio at the indicated dates (dollars in thousands).
                                                                                  SEPTEMBER 30,
                         ----------------------------------------------------------------------------------------------------------
                                1995                  1994                  1993                 1992                1991
                         -------------------  --------------------  -------------------- --------------------  --------------------
                                       % of                  % of                  % of                 % of                  % of
                            Amount    Total      Amount     Total      Amount     Total     Amount     Total      Amount     Total
                         ---------- --------  ----------- --------  ------------ ------- ------------ -------  ------------ -------
Residential permanent
 first mortgages:
  Held-for-investment:
   Fixed rate           $     43,930       7 $      48,396      10 $      65,762      12 $      95,945      17 $     135,647     25
   Adjustable rate           113,601      17        77,407      15        48,964       9        63,598      12        74,743     14
                         -----------  ------  ------------ -------  ------------ -------  ------------ -------  ------------ ------

                             157,531      24       125,803      25       114,726      21       159,543      29       210,390     39
                         -----------  ------  ------------ -------  ------------ -------  ------------ -------  ------------ ------
  Available-for-sale:
   Fixed rate                 21,307       3         8,005       2        60,398      11        60,656      11        41,854      8
   Adjustable rate               975       -         1,978       -         9,649       2         8,074       2         3,360      -
                         -----------  ------  ------------ -------  ------------ -------  ------------ -------  ------------ ------

                              22,282       3         9,983       2        70,047      13        68,730      13        45,214      8
                         -----------  ------  ------------ -------  ------------ -------  ------------ -------  ------------ ------

Residential construction      69,579      11        53,167      11        43,533       8        36,918       7        27,954      5
Commercial construction       18,301       3        18,298       4        12,967       2        14,640       3        13,767      2
Commercial permanent (1)      60,730       9        78,036      15        89,889      17        96,084      17        91,297     17
                         -----------  ------  ------------ -------  ------------ -------  ------------ -------  ------------ ------

                             148,610      23       149,501      30       146,389      27       147,642      27       133,018     24
                         -----------  ------  ------------ -------  ------------ -------  ------------ -------  ------------ ------

Consumer (2)                 195,353      30       156,112      31       157,420      29       118,600      22       107,419     20
Commercial (1)               131,963      20        61,579      12        53,097      10        49,063       9        49,785      9
                         -----------  ------  ------------ -------  ------------ -------  ------------ -------  ------------ ------

                             327,316      50       217,691      43       210,517      39       167,663      31       157,204     29
                         -----------  ------  ------------ -------  ------------ -------  ------------ -------  ------------ ------

                             655,739     100%      502,978     100%      541,679     100%      543,578     100%      545,826    100%
                                      ======               =======               =======               =======               ======

Allowance for estimated
 losses                       (7,816)               (5,680)               (6,141)               (5,641)               (4,864)
                         -----------          ------------          ------------          ------------          ------------

Total                   $    647,923         $     497,298         $     535,538         $     537,937         $     540,962
                         ===========          ============          ============          ============          ============

    (1)  Includes construction loans converted to permanent loans.
    (2)  Includes consumer mortgage loans (such as second mortgage loans and home equity lines of credit).
    (3)  Includes commercial business loans collateralized by mortgages.

The following table sets forth the scheduled contractual repayments of Liberty Bank's construction and commercial business loans at September 30, 1995. Adjustable rate loans are included in their respective principal repayment date categories (dollars in thousands).
                                 Construction      Commercial
                                 ------------      ----------
Amounts due:
  Within 1 year (1)                 $75,512         $ 57,589
  After 1 year through 5 years       12,354           63,432
  After 5 years                          14           10,942
                                    -------         --------
                                    $87,880         $131,963
                                    =======         ========

(1) Includes demand loans, loans having no stated schedule of repayment and no stated maturity.

The following table summarizes the total amount of construction and commercial loans at September 30, 1995 due after one year by fixed and adjustable rates (dollars in thousands).

                                     Fixed         Adjustable
                                     Rate             Rate
                                    -------        ----------
Construction                        $ 3,306          $ 9,062
Commercial                           45,616           28,758
                                    -------          -------
                                    $48,922          $37,820
                                    =======          =======

Investments and Mortgage-backed Securities
------------------------------------------

The following table summarizes securities available-for-sale
(dollars in thousands):

                                                   September 30,
                                          -----------------------------
Types of Investments                          1995      1994      1993
-----------------------------------------------------------------------

Investment securities:
----------------------
  U.S. government agencies                 $ 14,591  $  5,116  $      -
  Certificates of deposit                         -         -     2,843
  Investment grade corporate debt and
   equity securities                          4,394     4,079     4,072
  Federal Home Loan Bank of Atlanta stock     9,733     9,733     9,492
  Other                                          80         -         -
Mortgage-backed securities:
---------------------------
  Federal National Mortgage Corporation      40,738    30,829    19,678
  Federal Home Loan Mortgage Association     78,721    71,977    60,468
  Government National Mortgage Association    2,835     3,212       850
  Other                                      16,521     5,368    13,234
                                           --------  --------  --------
Total securities available-for-sale        $167,613  $130,314  $110,637
                                           ========  ========  ========

In general, the increase in investments has resulted from acquisition proceeds. The stated contractual maturities and weighted average yield of securities available-for-sale at September 30, 1995 are as follows (dollars in thousands):

                                      1 year    5 years
                              1 year  through   through   After
Types of Investment          or less  5 years  10 years 10 years   Total
----------------------------------------------------------------------------
Investment securities:
----------------------
  Federal Home Loan Bank
   of Atlanta stock          $ 9,733  $     -  $     -  $      -   $ 9,733
  Investment grade corporate
   equity securities           4,394        -        -         -     4,394
  U.S. government agencies       299   13,482      810         -    14,591
  Other                           80        -        -         -        80
                             -------  -------  -------  --------   -------
                              14,506   13,482      810         -    28,798
                             -------  -------  -------  --------   -------
Weighted average yield          6.92%    6.59%    6.03%        -      6.75%
                             -------  -------  -------  --------   -------
Mortgage-backed securities:
---------------------------
  Federal National
   Mortgage Association            -   12,143   11,713    16,882    40,738
  Federal Home Loan
   Mortgage Corporation          506   22,289      843    55,083    78,721
  Government National
   Mortgage Association            -        -      581     2,254     2,835
  Other                            -      990      174    15,357    16,521
                             -------  -------  -------  --------  --------
                                 506   35,422   13,311    89,576   138,815
                             -------  -------  -------  --------  --------
Weighted average yield          5.77%    6.31%    7.29%     7.33%     7.06%
                             -------  -------  -------  --------  --------
Total securities
  available-for-sale         $15,012  $48,904  $14,121  $ 89,576  $167,613
                             =======  =======  =======  ========  ========

Weighted average yield          6.88%    6.39%    7.22%     7.33%     7.01%
                             =======  =======  =======  ========  ========


Mortgage-backed securities of $90.5 million at September 30, 1995 are adjustable rate securities repricing in three years or less. Collateralized mortgage obligations of $85.3 million are included in mortgage-backed securities and have anticipated weighted average maturities of less than ten years.

Deposits
--------

The following table sets forth the composition of deposits,
excluding accrued interest payable and discounts on deposits acquired, by type of account and interest rate category at the dates indicated (dollars in thousands):
                                          September 30,
                        ----------------------------------------------
                             1995            1994            1993
                        --------------  --------------  --------------
                                  % of            % of            % of
Type of Account          Amount  Total   Amount  Total   Amount  Total
                        -------- -----  -------- -----  -------- -----
Total savings:
  Regular (1)           $ 49,914     7% $ 41,320     8% $ 42,860     8%
  Money market (2)        70,098    10    57,648    10    60,567    11
                        -------- -----  -------- -----  -------- -----
Total savings            120,012    17    98,968    18   103,427    19
                        -------- -----  -------- -----  -------- -----

Demand deposits:
  Consumer
    Interest-earning (3)  81,005    11    59,945    11    57,693    11
    Non-interest-earning  13,876     2     8,090     1     5,740     1
  Commercial              51,787     7    25,049     4    15,885     3
  Custodial accounts      11,344     2    14,410     3    16,641     3
                        -------- -----  -------- -----  -------- -----
Total demand deposits    158,012    22   107,494    19    95,959    18
                        -------- -----  -------- -----  -------- -----

Time deposits:
  1.00%-3.00%                812     -       112     -     5,171     1
  3.01%-5.00%             54,435     8   235,412    42   227,239    41
  5.01%-7.00%            360,899    50    97,170    17    65,744    12
  7.01%-9.00%             23,112     3    20,510     4    37,590     7
  9.01%-11.00%             1,944     -     1,947     -    11,246     2
 11.01%-13.00%                 -     -         3     -         3     -
                        -------- -----  -------- -----  -------- -----
Total time deposits      441,202    61   355,154    63   346,993    63
                        -------- -----  -------- -----  -------- -----
Total deposits          $719,226   100% $561,616   100% $546,379   100%
                        ======== =====  ======== =====  ======== =====

Weighted average rate
 at year end                4.49%           3.84%           3.82%
                        ========        ========        ========

Contractual maturities
 of time deposits:
  Within 1 year         $257,701        $180,403        $222,569
  1 to 5 years           183,473         174,751         123,434
  over 5 years                28               -             990
                        --------        --------        --------
                        $441,202        $355,154        $346,993
                        ========        ========        ========

(1) The range of nominal interest rates was 2.50% to 3.50% at September 30, 1995, 3.00% at September 30, 1994 and 2.50% to 2.75% at September 30, 1993.
(2) The range of nominal interest rates was 2.45% to 3.75% at September 30, 1995 and 1994, and 2.50% to 2.76% at September 30, 1993.
(3) The range of nominal interest rates was 2.40% to 3.25% at September 30, 1995, 2.50% to 2.95% at September 30, 1994 and 2.50% to 2.75% at September 30, 1993.

As of September 30, 1995 the amount and remaining term to maturity for time deposits in the amount of $100,000 or greater is as follows; approximately $14.1 million in three months or less, approximately $13.3 million in over three months through six months, approximately $16.5 million in over six months through twelve months, and approximately $21.8 million in over twelve months.

Included in total deposits are accounts having balances in excess of $100,000 totalling approximately $103 million, $60.2 million and $58.4 million at September 30, 1995, 1994 and 1993, respectively.

Certain deposits are collateralized by mortgage-backed and investment securities aggregating approximately $19.5 million and $4.0 million at September 30, 1995 and 1994, respectively.

Borrowings
----------

The following table sets forth the outstanding, maximum month-end and average balances of FHLB advances and the associated weighted average interest rates at the dates indicated. Average balances have been computed from the average of month-end balances during the fiscal years indicated (dollars in thousands).

                                            September 30,
                                   ------------------------------
                                      1995       1994      1993
                                   ---------   -------- ---------
Outstanding balance, end of period $  88,500   $ 50,250 $ 71,250
Maximum month end balance            107,500     83,250   77,000
Average balance                       64,846     58,558   72,722
  Weighted average interest rate,
    end of period                       6.14%      6.16%    5.38%
  Weighted average interest rate,
    during the period                   6.07%      5.52%    7.07%

Advances from the FHLB are collateralized by residential first mortgage loans and mortgage-backed and government agency securities with unpaid principal balances aggregating approximately $140 million, $88 million and $112 million at September 30, 1995, 1994 and 1993, respectively. At September 30, 1995, Liberty Bank was required to collateralize its advances with acceptable collateral with a lendable collateral value equal to 100% of advances outstanding. The lendable collateral value of the residential first mortgage loans and mortgage-backed securities pledged to the advances was 85% and 90% of their fair market value, respectively.

During 1993, Liberty Bank refinanced $15.8 million in advance borrowings to extend the average maturity while lowering the average cost of funds. A prepayment penalty of $790,000 ($521,000 net of related income taxes) was incurred and accounted for as an extraordinary item.

Recently Issued Accounting Standards
------------------------------------

In May, 1993 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan". First Liberty adopted SFAS No. 114 on October 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Because of specialized industry practices, most impaired loans on First Liberty's books are currently measured at the lower of cost or fair value by the allocation of loan loss reserves. In October, 1994 FASB issued
SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -
Income Recognition and Disclosures" which amended SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material impact on First Liberty's financial statements as a whole.

In October, 1994 FASB issued SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments". This statement was adopted by the Company in the fiscal year ending September 30, 1995. SFAS 119 requires disclosures about derivative financial instruments - futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. SFAS No. 119 requires certain disclosure information by entities that hold or issue derivative financial instruments for trading purposes or for purposes other than trading. It also requires certain disclosure information by entities that hold or issue derivative financial instruments and account for them as hedges of anticipated transactions. The adoption of SFAS No. 119 did not have a material impact on First Liberty's financial statements as a whole.

In March, 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used at the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

Occurring Events and Transactions". Assets that are covered by Opinion No. 30 will continue to be reported at the lower of carrying amount or net realizable value. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial statements.

In May, 1995, FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights". This statement is effective for financial statements issued by the Company for the fiscal year ending September 30, 1997, although earlier adoption is permitted. SFAS No. 122 amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others regardless of whether those servicing rights are acquired through either the purchase or origination of mortgage loans. This statement also requires that the mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights, including those rights purchased before adoption of this statement. Impairment should be recognized through a valuation allowance. Retroactive capitalization of mortgage servicing rights before the adoption of this statement is prohibited. Historically, Liberty Mortgage has sold servicing rights to offset marketing concessions incurred relative to loans originated. After the adoption of SFAS No. 122, Liberty Mortgage will recognize servicing rights as financial assets to offset marketing concessions. Accordingly, after adoption of SFAS No. 122, management anticipates fewer servicing sales and a reduction in the gains on sales of servicing offset by and increase in gains on sales of loans from the recognition of the servicing rights assets. Additionally, the Company's recorded investments in mortgage servicing rights is expected to increase after the adoption of SFAS No. 122.

In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans including stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees". Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is generally effective for the Company for the year ending September 30, 1997, although earlier adoption is permitted. Management is reviewing SFAS No. 123 to determine the effects of the two methods on the financial condition and results of operations of the Company.

Liquidity and Capital Resources
-------------------------------

First Liberty's primary sources of funds are deposits, loan repayments, sales and maturities of securities, loan sales, repurchase agreements, advances from the FHLB of Atlanta and various other borrowings. Deposits provide a source of funds that are highly dependent on market and other conditions, while loan repayments are a relatively stable source of funds.

The liquidity of First Liberty's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 5%. Liberty Bank met its liquidity requirement at September 30, 1995.

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

The following table reflects Liberty Bank's compliance with its regulatory capital requirements at September 30, 1995 (dollars in thousands):

                         Actual         Required        Excess
                     --------------  --------------  -------------
                      Amount    %     Amount    %     Amount   %
                     -------  -----  -------  -----  -------  ----
Core capital         $53,610   5.89  $27,291   3.00  $26,319  2.89
Tangible capital      51,615   5.69   13,616   1.50   37,999  4.19
Risk-based capital    72,515  11.07   52,403   8.00   20,112  3.07


The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes five classifications for institutions based upon the capital requirements. Each appropriate federal banking agency, such as the OTS for Liberty Bank, must establish by regulation the parameters of each such classification. Based on final regulations promulgated by the OTS, Liberty Bank is considered well capitalized. Failure to maintain that status could result in greater regulatory oversight or restrictions on Liberty Bank's activities.

Liberty Bank is prohibited from declaring or paying cash dividends on its common stock if the payment thereof would cause a reduction in its regulatory capital below either the liquidation account or the capital requirements set by the OTS or, without the prior approval of the OTS, if the amount of dividends to be paid in any year would exceed 50% of its net income for the fiscal year in which the dividend is declared (except that permitted dividends may be deferred and paid in a subsequent year). No dividends were declared during fiscal 1994 or 1993. During fiscal 1995 Liberty Bank declared and paid dividends to First Liberty in the amounts of $6.3 million and $3.2 million, respectively. Liberty Bank holds $3.6 million in declared but unpaid dividends to First Liberty at September 30, 1995, which may be paid without OTS notification.

Pending SAIF Legislation
------------------------

The majority of First Liberty's deposits are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation (the "FDIC"). Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required level of reserves. A recapitalization plan for the SAIF under consideration by Congress provides for a special assessment of 0.85% to 0.90% of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of 0.85% to 0.90% was effected based on deposits as of March 31, 1995 (as proposed), First Liberty's special assessment would amount to approximately $4.7 million to $4.9 million, before taxes, respectively. Accordingly, this special assessment would significantly increase non-interest expense and adversely affect the Company's results of operations. Conversely, depending upon First Liberty's capital level and supervisory rating, and assuming, although there can be no assurance, that the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums could decrease significantly for future periods, to as low as .04% from the .23% of deposits currently paid by First Liberty. Management considers this special assessment to be nonrecurring and anticipates no adverse results to recurring earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                                            Page

Report of Independent Accountants..........................  63

Consolidated Statements of Financial Condition as of
  September 30, 1995 and 1994..............................  64

Consolidated Statements of Income for each of the three
  years in the period ended September 30, 1995.............  65

Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended September 30, 1995...  68

Consolidated Statements of Cash Flows for each of the three
  years in the period ended September 30, 1995.............  69

Notes to Consolidated Financial Statements.................  72

Coopers & Lybrand L.L.P.
1100 Campanile Building
1155 Peachtree Street
Atlanta, GA  30309-3630


                     Report of Independent Accountants
                     ---------------------------------


The Board of Directors
First Liberty Financial Corp.

     We have audited the accompanying consolidated statements of financial condition of First Liberty Financial Corp. and Subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Liberty Financial Corp. and Subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments in 1993.


                                      Coopers & Lybrand L.L.P.

Atlanta, Georgia
November 9, 1995

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Financial Condition
----------------------------------------------
                                                       September 30,
                                               ------------------------------
                                                   1995            1994
-----------------------------------------------------------------------------
                                                  (Dollars in Thousands)
Assets:
-------
Cash and due from banks                          $ 24,610           $ 16,293
Federal funds sold and repurchase agreements       22,652              4,815
Securities available-for-sale, at
  market value                                    167,613            130,314
Loans available-for-sale, net, at market value     22,282              9,983
Loans, net                                        625,641            487,315
Accrued interest receivable                         6,406              3,880
Premises and equipment, net                        22,194             20,047
Real estate, net                                    4,053              7,511
Intangible assets                                  11,315              3,508
Advances to attorneys for loans originated          3,220              1,264
Other assets                                        9,288              8,275
                                                 --------           --------
  Total assets                                   $919,274           $693,205
                                                 ========           ========

Liabilities and Stockholders' Equity:
-------------------------------------
Deposits:
  Non-interest-bearing demand                    $ 63,323           $ 41,448
  Interest-bearing demand                          94,689             66,046
  Savings                                         120,012             98,968
  Time                                            441,202            355,154
Notes payable and other borrowed money             88,500             50,274
Subordinated debentures                            12,501             12,295
Securities sold under agreements to repurchase      4,315              1,660
Checks payable on loans originated                  7,119              3,824
Deferred federal income taxes                       1,264              1,104
Other liabilities                                  15,680              6,041
                                                 --------           --------
  Total liabilities                               848,605            636,814
                                                 --------           --------

Commitments and contingencies                           -                  -

Stockholders' equity:
  Series A 7.75% Cumulative Convertible
   Preferred stock ($25.00 stated value,
   460,000 shares authorized, issued
   and outstanding in 1994)                             -             11,500
  Series B, 6.00% Cumulative Convertible
   Preferred stock ($25.00 stated value,
   302,580 shares authorized, issued
   and outstanding in 1995)                         7,564                  -
  Common stock ($1.00 par value, 25,000,000
   shares authorized, 3,982,616 and 3,030,690
   shares issued, respectively, and 3,960,276 and
   3,008,350 shares outstanding, respectively)      3,983              3,031
  Additional paid-in capital                       25,376             15,209
  Retained earnings                                33,584             27,794
  Net unrealized gain(loss) on securities
   available-for-sale, net of taxes                   431               (874)
  Treasury stock at cost (22,340 shares)             (269)              (269)
                                                 --------           --------
    Total stockholders' equity                     70,669             56,391
                                                 --------           --------
    Total liabilities and stockholders' equity   $919,274           $693,205
                                                 ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income
---------------------------------
                                         Years Ended September 30,
                                --------------------------------------------
                                      1995          1994         1993
----------------------------------------------------------------------------
                                            (Dollars in Thousands)

Interest Income:
----------------

Loans                               $49,990       $41,827        $45,614
Securities                           10,957         6,481          5,228
Federal funds sold and
  repurchase agreements                 466           254            399
Other interest income                    77             -              -
                                    -------       -------        -------
                                     61,490        48,562         51,241
                                    -------       -------        -------
Interest Expense:
-----------------

Deposits                             26,167        19,796         21,610
Short-term borrowings                 3,785         1,470          1,767
Long-term borrowings                  2,781         3,851          5,635
                                    -------       -------        -------
                                     32,733        25,117         29,012
                                    -------       -------        -------
  Net interest income                28,757        23,445         22,229
Provision for estimated
  losses on loans                     1,440         1,500          1,979
                                    -------       -------        -------
  Net interest income after
    provision for estimated
    losses on loans                  27,317        21,945         20,250
                                    -------       -------        -------

Non-Interest Income:
--------------------

Loan servicing fees                   2,398         2,870          2,700
Gain on sale of
  investment securities                  34             -              -
Gain (loss) on sale of loans
  and mortgage-backed securities       (207)          461          1,190
Gain on sale of servicing             2,353         3,367          3,321
Deposit account service charges       3,330         2,719          2,018
Other income                            224           466             48
                                    -------       -------        -------
  Total non-interest income           8,132         9,883          9,277
                                    -------       -------        -------
                                     35,449        31,828         29,527
                                    -------       -------        -------


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income, continued
--------------------------------------------
                                          Years Ended September 30,
                                 ---------------------------------------
                                      1995          1994         1993
------------------------------------------------------------------------
                                           (Dollars in Thousands)

Non-Interest Expense:
---------------------

Compensation, payroll taxes
  and fringe benefits                12,442        11,960         11,116
Occupancy and equipment               2,965         2,765          2,688
Advertising                             856           854            656
Professional fees                       765           815            857
Data processing                         718           655            788
Federal deposit insurance premiums    1,740         1,551          1,384
Amortization of intangible assets       729           375            386
Net cost of operation of other
  real estate                           370         1,080          1,135
Other expenses                        3,586         2,974          3,165
                                   --------      --------       --------
  Total non-interest expense         24,171        23,029         22,175
                                   --------      --------       --------
Income before income tax expense
    and extraordinary loss           11,278         8,799          7,352
                                   --------      --------       --------


Income Tax Expense (Benefit):
-----------------------------

  Current                             3,394         2,557          1,200
  Deferred                             (187)          193          1,419
                                   --------      --------       --------
                                      3,207         2,750          2,619
                                   --------      --------       --------

Income before extraordinary loss      8,071         6,049          4,733
Extraordinary loss on
  extinguishment of debt, (net
  of related income tax benefit
  of $269)                                -             -           (521)
                                   --------      --------       --------
Net income                            8,071         6,049          4,212
Dividends on preferred stock            864           891            557
                                   --------      --------       --------
Net income applicable to common
  stockholders                     $  7,207      $  5,158       $  3,655
                                   ========      ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income, continued
--------------------------------------------
                                          Years Ended September 30,
                                   -------------------------------------
                                      1995          1994         1993
------------------------------------------------------------------------


Earnings Per Common Share:
--------------------------

  Income before extraordinary loss:
      Primary                      $   2.23      $   1.67       $   1.37
      Fully diluted                $   1.93      $   1.50       $   1.29

  Extraordinary loss on
    extinguishment of debt, net
    of related income tax
    benefit:
      Primary                             -             -       $   (.17)
      Fully diluted                       -             -       $   (.13)

  Net income:
      Primary                      $   2.23      $   1.67       $   1.20
      Fully diluted                $   1.93      $   1.50       $   1.16

Dividends Per Common Share:        $    .43      $    .32              -
---------------------------


Average Number of Shares Outstanding:
-------------------------------------

  Primary                         3,228,698     3,088,828      3,048,137
  Fully diluted                   4,204,892     4,049,489      3,687,133


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries                                                                Obligations
Consolidated Statements of Stockholders' Equity                                                                   Under
(Dollars in Thousands)                                                                       Net              Employee   Total
                                                                     Additional           Unrealized            Stock    Stock-
                                              Preferred   Common     Paid-in   Retained Gain(Loss)on  Treasury Ownership   holders'
                                                Stock      Stock     Capital   Earnings   Securities    Stock    Plan      Equity
-----------------------------------------------------------------------------------------------------------------------------------
       Balances at September 30, 1992         $       0 $   3,001 $   16,026 $   19,944 $          0 $   (269) $   (249) $   38,453
Common stock issued for exercise
 of stock options - 30,000 shares                     -        30        156          -            -        -         -         186
Series A, 7.75% Cumulative Convertible Preferred
 stock issued-$25.00 stated value-460,000 shares 11,500         -       (973)         -            -        -         -      10,527
Series A, 7.75% Cumulative Convertible Preferred
 stock dividends declared, $1.21 per share            -         -          -       (557)           -        -         -        (557)
Repayment of obligations under Employee
 Stock Ownership Plan                                 -         -          -          -            -        -        65          65
Net unrealized gain on securities available-
 for-sale, net of taxes                               -         -          -          -          998        -         -         998
Net income                                            -         -          -      4,212            -        -         -       4,212
                                              --------- --------- ---------- ----------   ---------- -------- --------- -----------
       Balances at September 30, 1993            11,500     3,031     15,209     23,599          998     (269)     (184)     53,884
Series A, 7.75% Cumulative Convertible Preferred
 stock dividends declared, $1.94 per share            -         -          -       (891)           -        -         -        (891)
Common stock dividends declared, $0.32 per share      -         -          -       (963)           -        -         -        (963)
Repayment of obligations under Employee
 Stock Ownership Plan                                 -         -          -          -            -        -       184         184
Net unrealized loss on securities available-
 for-sale, net of taxes                               -         -          -          -       (1,872)       -         -      (1,872)
Net income                                            -         -          -      6,049            -        -         -       6,049
                                              --------- --------- ---------- ----------   ---------- -------- --------- -----------
       Balances at September 30, 1994            11,500     3,031     15,209     27,794         (874)    (269)        0      56,391
Series B, 6.00% Cumulative Convertible Preferred
  stock issued-$25.00 stated value-302,580 shares 7,564         -       (545)         -            -        -         -       7,019
Series A, 7.75% Cumulative Convertible Preferred
  stock dividends declared, $1.45 per share           -         -          -       (669)           -        -         -        (669)
Series B, 6.00% Cumulative Convertible Preferred
  stock dividends declared, $0.64 per share           -         -          -       (195)           -        -         -        (195)
Common stock dividends declared, $0.43 per share      -         -          -     (1,417)           -        -         -      (1,417)
Conversion of 457,463 shares of Series A, 7.75%
  Cumulative Convertible Preferred stock into
  914,926 shares of Common stock, and 2,537
  shares redeemed for $26.20 per share          (11,500)      915     10,519          -            -        -         -         (66)
Common stock issued for exercise
  of stock options - 37,000 shares                    -        37        193          -            -        -         -         230
Net unrealized gain on securities available-
  for-sale, net of taxes                              -         -          -          -        1,305        -         -       1,305
Net income                                            -         -          -      8,071            -        -         -       8,071
                                              --------- --------- ---------- ----------   ---------- -------- --------- -----------
       Balances at September 30, 1995         $   7,564 $   3,983 $   25,376 $   33,584   $      431 $   (269)$       0 $    70,669
                                              ========= ========= ========== ==========   ========== ======== ========= ===========

The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------

                                        Years Ended September 30,
                               ---------------------------------------
                                   1995          1994           1993
----------------------------------------------------------------------
Operating Activities:                     (Dollars in Thousands)
---------------------
Cash flows from operating
activities:
  Net income                     $   8,071    $   6,049     $   4,212
   Adjustments to reconcile
   net income to cash provided
   by(used in) operations:
   Depreciation                      1,727        1,618         1,463
   Deferred income tax expense
    (benefit)                         (187)         193           905
   Amortization of loan fees          (623)        (776)         (747)
   Provision for estimated
    losses on loans and real
    estate                           1,947        2,597         3,112
   Amortization of intangibles         729          375           386
   Dividends received on stock        (254)        (416)         (591)
   Loss on extinguishment
    of debt                              -            -           790
   Loss(gain) on sales of loans,
    mortgage-backed and
    investment securities              173         (461)       (1,190)
  Loans available-for-sale:
   Disbursements                   (57,020)    (160,060)     (486,106)
   Purchases                       (69,590)    (190,758)     (193,517)
   Sales                           113,053      402,506       654,202
   Repayments                          791        8,079         8,833
  Decrease (increase) in accrued
   interest receivable              (1,475)        (431)          624
  Increase(decrease) in accrued
   interest payable                    170          (26)        (654)
  Other, net                         9,328       (1,399)       (2,894)
                                 ---------    ---------     ---------
  Total adjustments                 (1,231)      61,041       (15,384)
                                 ---------    ---------     ---------
  Net cash provided by(used in)
    operating activities             6,840       67,090       (11,172)
                                 ---------    ---------     ---------


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows, continued
------------------------------------------------

                                            Years Ended September 30,
                                      --------------------------------------
                                          1995          1994         1993
----------------------------------------------------------------------------
Investing Activities:                     (Dollars in Thousands)
---------------------
Cash flows from investing
  activities:
  Net decrease(increase) in
   federal funds sold and repurchase
   agreements                          (15,917)      (3,309)        12,899
  Investment securities available-
   for-sale:
     Purchases                         (11,211)      (5,176)       (26,501)
     Sales                              30,960           74          2,044
     Maturities                          3,000        2,843         27,247
  Mortgage-backed securities
   available-for-sale:
     Purchases                         (64,450)     (59,864)       (43,042)
     Sales                              19,478        6,205          9,243
     Principal repayments               23,041       33,891         21,600
  Loan disbursements                  (334,034)    (281,217)      (234,342)
  Loan purchases                       (31,033)           -              -
  Loan sales                             8,251            -             44
  Loan principal repayments            280,264      261,417        250,123
  Purchases of premises
   and equipment                        (1,447)      (1,743)        (2,079)
  Proceeds from sales of real estate     1,612        1,821          3,296
  Net decrease(increase) in advances to
   attorneys for loans originated       (1,956)      17,448         (1,281)
  Cash received in acquisitions,net     86,220            -         31,458
                                     ---------    ---------      ---------
  Net cash (used in) provided by
    investing activities                (7,222)     (27,610)        50,709
                                     ---------    ---------      ---------

Financing Activities:
---------------------
Cash flows from financing
  activities:
  Net increase(decrease) in
   deposits                            (33,300)      15,656        (24,831)
  Notes payable and other borrowed
   money:
    Proceeds                           380,000      176,000        107,000
    Repayments                        (342,415)    (197,008)      (124,540)
  Net increase(decrease) in
   securities sold under agreements
   to repurchase                         2,655       (6,814)        (6,445)
  Net increase(decrease) in checks
   payable on loans originated           3,295      (22,422)         2,391

The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows, continued
------------------------------------------------

                                         Years Ended September 30,
                                -----------------------------------------
                                     1995         1994          1993
-------------------------------------------------------------------------
                                          (Dollars in Thousands)

  Issuance of preferred stock             -             -        10,527
  Redemption of preferred stock         (66)            -             -
  Issuance of common stock              230             -           186
  Dividends paid on stock            (1,700)       (2,077)         (334)
                                   --------      --------     ---------

  Net cash provided by(used in)
   financing activities               8,699       (36,665)      (36,046)
                                   --------      --------     ---------

  Net increase in
   cash and due from banks            8,317         2,815         3,491
  Cash and due from banks
   beginning of period               16,293        13,478         9,987
                                   --------      --------     ---------

  Cash and due from banks
   end of period                   $ 24,610      $ 16,293     $  13,478
                                   ========      ========     =========

Supplemental Disclosures of
---------------------------
  Cash Flow Information:
------------------------
Cash paid during the year for:
 Interest                          $ 32,564      $ 25,144     $  29,666
 Income taxes                         2,665         3,688         2,745

Noncash Investing and Financing
 Activities:
  Real estate foreclosed           $  1,462      $  1,492     $   7,183
  Financing of sales of foreclosed
    real estate                       3,678         3,339         5,627
  Conversion of mortgage loans into
    mortgage-backed securities            -           596        36,598
  Dividends declared but not paid
    on preferred stock                   66             -           223
  Dividends declared but not paid
   on common stock                      515             -             -

Acquisitions:
 Fair value of assets acquired    $(113,176)            -     $ (48,015)
 Fair value of liabilities assumed  199,396             -        79,473
                                  ---------                   ---------
 Net cash received                $  86,220             -     $  31,458
                                  =========                   =========


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Notes to Consolidated Financial Statements
------------------------------------------


 1.  Summary of Significant Accounting Policies
 ----------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of First Liberty Financial Corp. ("First Liberty") and its wholly-owned subsidiaries, First Liberty Bank ("Liberty Bank") and Liberty Mortgage Corporation ("Liberty Mortgage") (collectively known as "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the statement of financial condition caption "Cash and Due From Banks."

Debt and Equity Securities
--------------------------

On September 30, 1993, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 115 "Accounting for Certain
Investments in Debt and Equity Securities". SFAS No. 115 requires the following classification and reporting of investments:

     Held-to-Maturity Securities.  Debt and equity securities that
     ---------------------------
     the Company has the positive intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost.

     Trading Securities.  Debt and equity securities that are
     ------------------
     bought and held principally for the purpose of selling them in the near term. Trading securities are reported at fair value, with unrealized gains and losses included in earnings.

     Available-for-Sale Securities.  Debt and equity securities
     -----------------------------
     that are not classified as either held-to-maturity securities or trading securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity.

Gains or losses on sales of securities are determined based upon the specific identification method. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported net as a separate component of stockholders' equity until realized. This amount is reported net of income taxes. As of September 30, 1995 and 1994, the Company's entire portfolio of debt and equity securities was classified as available-for-sale.

During the period from January 1, 1993 to September 29, 1993, in accordance with Securities and Exchange Commission Staff requirements, all debt securities which were to be held for indefinite periods of time, including securities which were to be used as part of the Company's asset/liability management strategy and that might be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or other similar factors, were classified as available-for-sale and carried at the lower of cost or market. Upon adoption of this policy, the Company's entire portfolio of debt securities was classified as available-for-sale. The adoption of this policy did not have a material impact on the Company's financial position or results of operations.

Prior to January 1, 1993, debt securities were classified as held-to-maturity and carried at amortized cost unless management had determined that specific securities, under current conditions or future conditions which were reasonably foreseeable, might be sold, in which case such securities were classified as available-for-sale and carried at the lower of cost or market. The Company had the ability to hold until maturity, and it was management's intention to hold until maturity, all debt securities classified as held-to-maturity.

Loans Available-for-Sale
------------------------

Loans available for sale are stated at the lower of cost or market and gains and losses on sales of first mortgage loans are recognized at the time of sale. Gains and losses are determined as the difference between the net sales proceeds (including fees paid to the Company to release servicing rights) and the book value of the loans or securities sold, as adjusted by the estimated present value associated with excess or deficient servicing fees. The present value of excess and deficient servicing fees is amortized on the level-yield method over the estimated lives of the related loans.

The method used in determining the lower of cost or market value of mortgage loans is the aggregate basis.

Loans
-----

Loans are generally recorded at the contractual amounts owed by borrowers, less unearned discounts, deferred origination fees, the undisbursed portion of any loans in process, and the allowance for loan losses. Interest on loans is credited to income as earned to the extent it is deemed collectible. Discounts on loans purchased are accreted into interest income using the level-yield method over the contractual lives of the loans, adjusted for actual prepayments.

Loans which are delinquent 90 days (four payments) or over generally are placed on non-accrual status unless the collectibility of accrued interest is assured beyond a reasonable doubt. In some cases, loans less than 90 days (four payments) delinquent are placed on non-accrual where material uncertainty exists as to their collectibility. When loans are placed on non-accrual, all previously accrued interest is charged against interest income and further accruals are discontinued, unless a part of the previously accrued interest is considered collectible beyond a reasonable doubt. In such cases, the amount of accrued interest considered collectible is not charged off.

Allowance for Estimated Loan Losses
-----------------------------------

The allowance for estimated loan losses is established and maintained through a periodic review and evaluation of various factors which affect the loans' collectibility and results in provisions for loan losses which are charged to expense. Numerous factors are considered in the evaluation including: (1) a review of certain borrowers' current financial status, credit standing, and available collateral; (2) historical loan loss experience in relation to outstanding loans; (3) the diversification and size of the loan portfolio; (4) the results of the most recent regulatory examinations available to the Company; (5) the overall loan portfolio quality; (6) management's judgement regarding prevailing and anticipated economic conditions; and (7) other relevant factors.

Loan Servicing Rights
---------------------

Purchased mortgage servicing rights represent the amortized cost basis in the contractual rights to service mortgages on behalf of an investor, in exchange for a servicing fee and ancillary loan administration income. The cost of purchasing these servicing rights is capitalized on all purchased 15, 20, and 30-year fixed-rate conventional and government loans, and is amortized using a method approximating the level-yield method over management's best estimate of the remaining loan lives.

When loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess (deficient) servicing fees receivable (payable)" is amortized over the estimated life using a method approximating the level-yield method over management's best estimate of the remaining loan lives.

The carrying value of mortgage servicing rights purchased, and the excess (deficient) servicing fees receivable (payable) are periodically evaluated in relation to the estimated future net servicing revenues. If the present value of future net cash flows are less than the amortized cost, the carrying value is reduced to the present value. The Company evaluates the carrying value of its excess (deficient) servicing fee receivable (payable) by determining the present value of the amount by which the actual monthly servicing fees collected exceed "normal" servicing fees. Periodically, the Company uses an independent party to evaluate the present value of its portfolio of purchased servicing. Both evaluations are principally determined using discounted cash flows of disaggregated groups of mortgage servicing rights.

Loan Fees and Origination Costs
-------------------------------

Loan origination fees, commitment fees, and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loans' yields using the level-yield method. Calculation of the level-yield is based upon weighted average contractual payment terms which are adjusted for actual prepayments.

Financial Options and Commitments Transactions
----------------------------------------------

Fees paid to purchase rights to sell loans at future dates at specified prices ("options") and commitment fees paid to secure markets to sell first mortgage loans are deferred and amortized over the term of the commitment. Upon determination that commitments will not be utilized, the related fees are charged to expense.

Securities Sold Under Agreements to Repurchase
----------------------------------------------

The Company enters into sales of securities under agreements to repurchase identical or substantially similar securities in the future ("repurchase agreements"). Obligations under repurchase agreements are reflected as liabilities and securities sold continue to be reflected as assets in the financial statements. All repurchase agreements mature within one year.

Premises and Equipment
----------------------

Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets (33 to 40 years for buildings and 3 to 10 years for equipment). Expenditures for maintenance and repairs are charged against earnings as incurred. Costs of major additions and improvements are capitalized. Upon disposition or retirement of property, the cost and the related accumulation depreciation are removed from the accounts. Any resulting gain or loss is reflected in current income.

Real Estate
-----------

Real estate is carried at the lower of fair value less estimated selling costs or cost. Any write-down from the cost to fair value required at the time of foreclosure is charged to the allowance for estimated loan losses. Subsequent write-downs and gains or losses recognized on the sale of real estate are included in non-interest income or expense.

Intangible Assets
-----------------

Intangible assets are amortized over periods ranging from 10 to 25 years on the straight-line basis. The recoverability of the intangible assets are reviewed periodically to determine if adjustments to carrying value or amortization periods are necessary. Accumulated amortization as of September 30, 1995 and 1994 was $3.5 million and $2.7 million, respectively.

Fair Value of Financial Instruments
-----------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. These fair values are provided for disclosure purposes only, and do not impact carrying values of financial statement amounts.

     Cash, Due From Banks, Federal Funds Sold and Repurchase Agreements.
     -------------------------------------------------------------------
     The carrying amount reported in the balance sheet for cash, due from banks and federal funds sold approximates those assets' fair values.

     Investment Securities (Including Mortgage-backed Securities).
     -------------------------------------------------------------
     Fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans Receivable.  For variable-rate loans held-for-
     -----------------
     investment, fair values are based on carrying values. The fair values for loans available-for-sale are based on quoted market prices of similar loans sold including the value of servicing rights. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     The fair value for servicing rights is based on a market value analysis performed by an independent third party.

     Deposit Liabilities.  The fair values disclosed for deposits
     --------------------
     (i.e., interest and non-interest checking), regular savings, and money market accounts are equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits.

     Short-term Borrowings.  The carrying amounts of federal funds
     ----------------------
     purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

     Long-term Borrowings.  The fair values of the Company's long-
     ---------------------
     term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing agreements.

     Subordinated Debt.  The fair values of Liberty Bank's
     ------------------
     subordinated debt is based on the optional redemption price of 103.0% at September 30, 1995 and 104.0% at September 30,
     1994.

     Off-balance-sheet Instruments.  Liberty Bank has commitments
     ------------------------------
     to extend standby letters of credit and to purchase and sell loans and mortgage-backed securities. These types of credit are made at market rates; therefore, there would be no market risk associated with these credits which would create a significant fair value liability.

     Liberty Mortgage has commitments to originate loans for borrowers as well as commitments to sell loans to investors. The fair value of commitments to originate loans, on which a rate commitment has been made, is based on current market value. On commitments to originate loans, where no rate commitments have been made, fair value equals carrying amount. The fair value of mandatory commitments to sell loans is based on current market values. The fair value of optional commitments to sell loans is based on carrying value. The carrying value of optional commitments to sell loans equals the net notional amount of optional commitments to sell and of optional commitments to buy loans or mortgage-backed securities.

Income Taxes
------------

The Company follows the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" (See
Note 13). The effect of applying SFAS No. 109 is to take principally a balance sheet approach to providing for deferred taxes. Deferred tax balances will be regularly adjusted through the statement of operations to reflect current estimates of future taxes payable or refundable. First Liberty files a consolidated income tax return; however, income taxes are computed by each subsidiary on a separate basis, and taxes currently payable are remitted to First Liberty.

Earnings Per Common Share
-------------------------

Earnings per share are computed on the weighted average number of shares outstanding including common stock equivalents, if dilutive. For computing primary earnings per share, stock options exercisable at a price less than average market price during the period are considered common stock equivalents. Fully diluted earnings per share assumes: (i) the conversion, if dilutive, of all convertible debt as of the beginning of the year (or date of issue), with the elimination of the related interest expense net of applicable income taxes, (ii) the exercise of all stock options below the market price at September 30 or the average market price for the year, and (iii) the conversion, if dilutive, of all convertible preferred stock as of the beginning of the year (or date of issue), with the elimination of dividends declared.

Reclassifications
-----------------

Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2.  Accounting Changes and Recently Issued Accounting Standards
 ---------------------------------------------------------------

In May, 1993 the Financial Accounting Standards Board ("FASB") issued SFAS No. 114 "Accounting by Creditors for Impairment of a
Loan".  The Company adopted SFAS No. 114 on October 1, 1995.  SFAS
No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Because of specialized industry practices, most impaired loans on the Company's books are currently measured at the lower of cost or fair value by the allocation of loan loss reserves. In October, 1994 FASB issued
SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -
Income Recognition and Disclosures" which amended SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material impact on the Company's financial statements.

In October, 1994 FASB issued SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". This statement was adopted by the Company in the fiscal year ending September 30, 1995. SFAS No. 119 requires disclosures about derivative financial instruments - futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. SFAS No. 119 requires certain disclosure information by entities that hold or issue derivative financial instruments for trading purposes or for purposes other than trading. It also requires certain disclosure information by entities that hold or issue derivative financial instruments and account for them as hedges of anticipated transactions. The adoption of SFAS No. 119 did not have a material impact on the Company's financial statements as a whole.

In March, 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used at the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by Accounting Principles Board ("APB") Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Assets that are covered by Opinion No. 30 will continue to be reported at the lower of carrying amount or net realizable value. SFAS No. 121 is effective for financial statements for fiscal years beginning after December
15, 1995. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial statements.

In May, 1995, FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights". This statement is effective for financial statements issued by the Company for the fiscal year ending September 30, 1997, although earlier adoption is permitted. SFAS No. 122 amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others regardless of whether those servicing rights are acquired through either the purchase or origination of mortgage loans. This statement also requires that the mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights, including those rights purchased before adoption of this statement. Impairment should be recognized through a valuation allowance. Retroactive capitalization of mortgage servicing rights before the adoption of this statement is prohibited. Historically, Liberty Mortgage has sold servicing rights to offset marketing concessions incurred relative to loans originated. After the adoption of SFAS No. 122, Liberty Mortgage will recognize servicing rights as financial assets to offset marketing concessions. Accordingly, after adoption of SFAS No. 122, management anticipates fewer servicing sales and a reduction in the gains on sales of servicing offset by an increase in the gains on sales of loans from the recognition of servicing rights assets. Additionally, the Company's recorded investments in mortgage servicing rights is expected to increase after the adoption of SFAS No. 122.

In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans including stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued To Employees". Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is generally effective for the Company for the year ending September 30, 1997, although earlier adoption is permitted. Management is reviewing SFAS No. 123 to determine the effects of the two methods on the financial condition and results of operations of the Company.

 3.  Acquisitions
 ----------------

On September 15, 1995, the Company acquired by merger Tifton Banks, Inc. ("Tifton") of Tifton, Georgia, and it subsidiary, Tifton Bank & Trust Company ("Tifton Bank"). Tifton Bank, on the date of acquisition, held the following approximate balances: loans of $42 million, cash and investments of $21 million, premises and equipment of $1 million and deposits of $45 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

On March 24, 1995, the Company acquired three banking offices located in Sylvania, Vidalia and Waycross, Georgia from a commercial bank. Total assets acquired were approximately $3 million and total cash received and deposits assumed were approximately $95 million. Intangible assets resulting from the acquisition were approximately $4 million.

On December 2, 1994, the Company acquired by merger Central Banking Company ("CBC") of Swainsboro, Georgia, and its subsidiary, The Central Bank ("The Central Bank"). Central Bank on the date of acquisition, held the following approximate balances: loans of $21 million, cash and investments of $34 million, premises and equipment of $1 million and deposits of $52 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

The financial institutions acquired were accounted for as purchases and accordingly, income and expenses of such institutions are included in the consolidated statements of the Company from the date of acquisition forward.

The following table presents unaudited proforma results of operations for the years ended September 30, 1995 and 1994, after giving effect to the amortization of intangibles and other proforma adjustments, as if the acquisitions previously discussed had occurred at the beginning of the periods presented. The proforma adjustments do not include any operating efficiencies which have been realized in the combined operations. Accordingly, the proforma summary information does not necessarily reflect the results of operations as they actually would have been, if the acquisitions had occurred at the beginning of the years presented (dollars and shares outstanding in thousands).

                                                  (Unaudited)
                                                 September 30,
                                            ---------------------
                                              1995          1994
                                            -------       -------
  Net interest income before provision for
   estimated losses on loans                $31,674       $29,363
  Net income                                  8,309         7,207

  Earnings Per Common Share:
    Primary                                 $  2.17       $  1.90
    Fully diluted                              1.89          1.64
  Average Shares Outstanding:
    Primary                                   3,229         3,089
    Fully diluted                             4,411         4,410

In March 1993, Liberty Bank acquired six branch offices, located in supermarkets in Savannah, Georgia, from another institution.
Liberty Bank operated four branches in Savannah prior to the acquisition. Total assets acquired by Liberty Bank were approximately $7 million and total deposits assumed were approximately $38 million. Intangible assets resulting from the acquisition amounted to approximately $1 million.

On December 11, 1992, the Company acquired First Federal Savings and Loan Association, Milledgeville, Georgia ("First Federal") in a supervisory conversion for a cash purchase price of $1,000.
First Federal, on the date of acquisition, held loans and mortgage-backed securities of approximately $32 million, cash and investments of approximately $6 million, premises and equipment with a value of approximately $1 million, deposits of approximately $38 million, and other borrowings of approximately $3 million. Intangible assets resulting from the acquisition amounted to approximately $449,000.

 4.  Securities Available-for-Sale
 ---------------------------------

Investment and mortgage-backed securities available-for-sale are summarized as follows (dollars in thousands):

                                                  September 30,
                                            -----------------------
                                              1995           1994
                                            --------       --------
     Investment Securities:
     ---------------------
       U.S. government agencies             $ 14,591       $  5,116
       Investment grade corporate
        equity securities                      4,394          4,079
       Federal Home Loan Bank of
        Atlanta stock                          9,733          9,733
       Other                                      80              -

     Mortgage-backed Securities:
     --------------------------
       Federal National Mortgage
        Association                           40,738         30,829
       Federal Home Loan
        Mortgage Corporation                  78,721         71,977
       Government National Mortgage
        Corporation                            2,835          3,212
       Other                                  16,521          5,368
                                            --------       --------
                                            $167,613       $130,314
                                            ========       ========

Mortgage-backed securities at September 30, 1995 and 1994 included $85.3 million and $55.7 million, respectively, of investments collateralized by mortgage obligations and mortgage pass-through securities. Liberty Bank does not invest in collateralized mortgage obligations which are considered "high risk" as defined by the Federal Financial Institutions Examination Council guidelines.

At September 30, 1995 and 1994, all mortgage-backed securities were available-for-sale. Adjustable rate pass-through securities are subject to interest rate adjustments indexed to the one year or three year constant maturity treasury, the one to six month London Inter-Bank Offered Rate, or the Cost of Funds Index.

At September 30, 1995, the Company had no open futures contracts or option contracts as interest rate hedges related to investment or mortgage-backed securities.

The amortized cost and estimated market value of all investments in debt and equity securities are summarized as follows (dollars in thousands):
                                           Gross        Gross      Estimated
                             Amortized   Unrealized   Unrealized    Market
At September 30,1995:          Cost        Gains       Losses       Value
--------------------------   ---------   ----------   ----------   ---------
U.S. government agencies     $ 14,526    $     94     $     29     $ 14,591
Investment grade corporate
  equity securities             4,416           -           22        4,394
Federal Home Loan Bank
  of Atlanta stock              9,733           -            -        9,733
Other                              80           -            -           80
Mortgage-backed securities    138,205       1,288          678      138,815
                             ---------   ----------   ----------   ---------
                             $166,960    $  1,382     $    729     $167,613
                             =========   ==========   ==========   =========


                                          Gross        Gross      Estimated
                            Amortized   Unrealized   Unrealized    Market
At September 30,1994:          Cost        Gains       Losses       Value
------------------------    ---------   ----------   ----------   ---------
U.S. government agencies    $  5,200    $      -     $     84     $  5,116
Investment grade
  corporate equity
  securities                   4,161           -           82        4,079
Federal Home Loan Bank
  of Atlanta stock             9,733           -            -        9,733
Mortgage-backed securities   112,544         367        1,525      111,386
                            --------    --------     --------     --------
                            $131,638    $    367     $  1,691     $130,314
                            ========    ========     ========     ========

The change to stockholders' equity for the net unrealized gain or loss on debt and equity securities during fiscal 1995 was a net gain of $1,305,000 (net of related taxes of $672,000) and a net loss of $1,872,000 (net of related taxes of $965,000) during fiscal 1994.

The amortized cost and estimated market value of debt and equity securities at September 30, 1995, by contractual maturity, are shown below. Expected maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties (dollars in thousands):
                                                        Estimated
                                             Amortized   Market
                                              Cost       Value
                                             ---------  ---------
Due in one year or less                      $ 4,795    $ 4,773
Due after one year through five years         13,415     13,482
Due after five years through ten years           812        810
Due after ten years                                -          -
                                            ---------  ---------
                                              19,022     19,065
Federal Home Loan Bank of Atlanta stock        9,733      9,733
Mortgage-backed securities                   138,205    138,815
                                            --------   --------
                                            $166,960   $167,613
                                            ========   ========

Proceeds, gross realized gains and losses on the sale of debt and equity securities for the three years ended September 30, 1995 are as follows (dollars in thousands):

                                          September 30,
                                -------------------------------
                                   1995       1994       1993
                                ---------  ---------  ---------
     Proceeds                     $50,438    $ 6,279    $11,291
     Gross realized gains             255         13        133
     Gross realized losses             74         20          -


 5. Loans Available-for-Sale and Mortgage Banking Operations
 -----------------------------------------------------------

Loans originated for sale to the secondary market, principally residential first mortgage loans, are typically sold within ninety days of origination. The Company had commitments to originate residential mortgage loans of approximately $49 million, including $1.8 million to be held in portfolio and $16.2 million on which the interest rate had not been locked-in at September 30, 1995. Commitments to buy and sell, respectively, residential mortgage loans and mortgage-backed securities for mandatory delivery were approximately $1.8 million and $32 million at September 30, 1995. Also, at September 30, 1995, the Company bought $4 million of optional commitments to sell residential mortgage loans. The Company had no open futures contracts as interest rate hedges related to loans available-for-sale or commitments to originate residential mortgage loans at September 30, 1995.

The following summarizes the principal balance of whole loans and participations which the Company was servicing for its portfolio and investors (dollars in thousands):

                                          September 30,
                             ------------------------------------
                               1995          1994         1993
                             ---------    ----------   ----------
Loans serviced for investors $ 617,549    $  837,926   $  784,490
Loans sub-serviced for
  others                         2,744        57,857       50,747
Loans serviced for Liberty
  Bank's portfolio             233,436       208,172      247,980
                              --------    ----------   ----------
Total loans serviced          $853,729    $1,103,955   $1,083,217
                              ========    ==========   ==========
Number of loans serviced        12,326        15,142       15,470
                              ========    ==========   ==========

In connection with loans serviced, there were no off-balance sheet escrow accounts.

Changes in the amounts capitalized in connection with the purchase of mortgage servicing rights are as follows (dollars in thousands):

                                       September 30,
                              -----------------------------
                                1995       1994       1993
                              -------    -------    -------
Balance, beginning of year    $ 2,915    $ 1,491    $    99
  Acquired                        337      2,138      1,649
  Sold                           (692)      (156)       (82)
  Amortization                   (484)      (558)      (175)
                              -------    -------    -------
Balance, end of year          $ 2,076    $ 2,915    $ 1,491
                              =======    =======    =======


Changes in the amounts capitalized in connection with excess servicing fees on loans originated are as follows (dollars in thousands):
                                       September 30,
                              -----------------------------
                                1995       1994       1993
                              -------    -------    -------
Balance, beginning of year    $     -    $   280    $   581
  Acquired                          -          -          -
  Gain on realized sales            -          -         (1)
  Amortization                      -       (280)      (300)
  Valuation allowance               -          -          -
                              -------    -------    -------
Balance, end of year          $     -    $     -    $   280
                              =======    =======    =======


The following table summarizes the Company's financial data with respect to its mortgage banking operations (dollars in thousands):

                                       September 30,
                              -----------------------------
                                1995       1994       1993
                              -------    -------    -------
Total revenues                $ 6,602    $ 9,222    $11,366
Total expenses                  4,575      5,354      6,028
                              -------    -------    -------
Income before income taxes    $ 2,027    $ 3,868    $ 5,338
                              =======    =======    =======
Total assets                  $19,884    $18,191    $20,502
                              =======    =======    =======
Depreciation expense          $   193    $   120    $   112
                              =======    =======    =======
Capital expenditures for office
  premises and equipment      $   112    $   356    $   186
                              =======    =======    =======

 6. Loans
 --------

Loans are summarized as follows (dollars in thousands):

                                              September 30,
                                        -------------------------
                                           1995           1994
                                        ---------       ---------
     Loans collateralized
       by real estate:
          Residential first mortgage    $ 157,531       $ 125,803
          Commercial first mortgage        60,730          78,036
          Consumer mortgage (1)            51,786          34,104
     Construction loans:
       Residential real estate             69,579          53,167
       Commercial real estate              18,301          18,298
     Commercial business                  131,963          61,579
     Consumer-indirect auto loans         123,750         111,371
     Consumer-other loans                  19,817          10,637
                                        ---------       ---------
                                          633,457         492,995
     Allowance for estimated
         losses                            (7,816)         (5,680)
                                        ---------       ---------
                                        $ 625,641       $ 487,315
                                        =========       =========
      Weighted average interest
        rate at year-end                     8.92%          8.59%
                                        =========       ========

(1) Loans collateralized by the equity in the borrower's residence.

The above balances exclude undisbursed loan commitments representing loans in process and unused lines of credit amounting to approximately $80.1 million and $38.3 million at September 30, 1995 and 1994, respectively.

Liberty Bank's loans to one borrower ("LTOB") limitation is 15% of unimpaired capital and surplus (as defined by the Office of Comptroller of the Currency) unless the loans are collateralized by readily marketable assets, in which case the limitation is 25%.
For loans in excess of this limitation, Liberty Bank is restricted from extending additional credit and options to renew such credits are limited. Liberty Bank's limitation at September 30, 1995 was approximately $11.0 million based on the 15% limitation and $18.4 million based on the 25% limitation. At September 30, 1995, Liberty Bank had no relationships in excess of the LTOB limitation.

Liberty Bank's aggregate investment in loans collateralized by non-residential real estate may not exceed 400% of its risk-based capital. Liberty Bank had excess capacity to originate loans collateralized by non-residential real estate of approximately $140 million at September 30, 1995.

The Company's exposure to credit loss in the event of non-performance by the borrower is represented by the outstanding principal balance of the respective loans plus the amount of undisbursed committed funds, if any. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management's credit evaluation pursuant to the Company's lending and underwriting policy. Collateral held varies but may include real estate and improvements, inventory, accounts receivable and equipment or personal property.

The loan portfolio does not contain any material concentrations of credit risk within any one industry. Most credits are located within Georgia, the Company's primary market area.

All restructured loans were performing at September 30, 1995. The average yield on restructured loans was 7.98% at that date and was not materially below the market rate of interest for such loans.

The following table sets forth the interest income that would have been recorded under the original terms and the actual interest income recorded for nonaccrual and for troubled debts restructured for the year ended September 30, 1995 (dollars in thousands).

                                                          Troubled
                                           Nonaccrual       Debts
                                             Loans      Restructured
                                           ----------   ------------
Interest income that would have
  been recorded under the original terms     $  227        $  1,115
                                             ======        ========

Interest income recorded                     $  137        $    863
                                             ======        ========

 7.  Allowance for Estimated Loan Losses
 ---------------------------------------

Changes in the allowance for estimated loan losses for the three years ended September 30, 1995 are as follows (dollars in
thousands):
                                                 September 30,
                                          ----------------------------
                                           1995       1994       1993
                                          ------     ------     ------
     Balance at beginning of year         $5,680     $6,141     $5,641
     Provision for estimated losses        1,440      1,500      1,979
     Acquisitions                            879          -      1,675
     Charge-offs                          (2,598)    (4,279)    (4,698)
     Recoveries                            2,415      2,318      1,544
                                          ------     ------     ------
     Balance end of year                  $7,816     $5,680     $6,141
                                          ======     ======     ======

 8.  Premises and Equipment
 --------------------------

Premises and equipment are summarized as follows (dollars in thousands):
                                                     September 30,
                                                  -------------------
                                                    1995       1994
                                                  --------   --------

Land                                              $  3,596   $  3,258
Office buildings                                    22,528     20,127
Furniture, fixtures and equipment                   11,885     10,955
                                                  --------   --------
                                                    38,009     34,340
Less accumulated depreciation                       15,815     14,293
                                                  --------   --------
                                                  $ 22,194   $ 20,047
                                                  ========   ========

Certain office facilities are occupied under operating lease arrangements with future annual rentals as follows (dollars in thousands):

     Year ended September 30,:
               1996                               $    274
               1997                                    279
               1998                                    281
               1999                                    283
               2000                                    281
                                                  --------
               Thereafter                              950
                                                  $  2,348
                                                  ========

Total rent expense was approximately $360,000, $256,000, and $177,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

 9.  Real Estate
 ---------------

Investments in real estate are summarized as follows (dollars in thousands):
                                            September 30,
                                        ---------------------
                                          1995         1994
                                        --------     --------
Acquired through foreclosure            $  4,185     $ 10,189
Insubstance foreclosures                       -           32
Allowance for estimated losses              (302)      (2,908)
                                        --------     --------
                                           3,883        7,313
                                        --------     --------
Acquired for development                     312          356
Allowance for estimated losses              (142)        (158)
                                        --------     --------
                                             170          198
                                        --------     --------
                                        $  4,053     $  7,511
                                        ========     ========

Sales of real estate owned during fiscal 1995 were $5.1 million, of which, Liberty Bank provided financing for $3.7 million.

Changes in the allowance for estimated losses on real estate for the years ended September 30, 1995, 1994, and 1993 are as follows (dollars in thousands):
                                         September 30,
                                -----------------------------
                                  1995       1994       1993
                                -------    -------    -------
Acquired through foreclosure
----------------------------
  and insubstance foreclosure:
  ----------------------------
Balance, beginning of year      $ 2,908    $ 2,277    $ 2,370
Provision for estimated losses      507      1,097      1,133
Charge-offs, net                 (3,113)      (466)    (1,226)
                                -------    -------    -------
Balance, end of year            $   302    $ 2,908    $ 2,277
                                =======    =======    =======
Acquired for development:
-------------------------
Balance, beginning of year      $   158    $   177    $   177
Charge-offs, net                    (16)       (19)         -
                                -------    -------    -------
Balance, end of year            $   142    $   158    $   177
                                =======    =======    =======

 10.  Notes Payable and Other Borrowed Money
 -------------------------------------------

Notes payable and other borrowed money are summarized as follows (dollars in thousands):
                                              September 30,
                                           ------------------
                                             1995       1994
                                           -------    -------
Advances from the Federal Home
------------------------------
  Loan Bank of Atlanta:
  ---------------------
    Short term (interest rates
      ranging from 5.91% to 8.95% and
      5.07% to 7.91% at September 30,
      1995 and 1994, respectively)         $80,500    $33,250
    Long term (interest rates
      ranging from 5.05% to 5.09% and
      5.05% to 8.95% at September 30,
      1995 and 1994, respectively)           8,000     17,000
    Discounts on acquired advances               -         24
                                           -------    -------
                                           $88,500    $50,274
                                           =======    =======

Liberty Bank's unused borrowing capacity with the Federal Home Loan Bank ("FHLB") of Atlanta at September 30, 1995 was approximately
$73.5 million in advance and warehouse lines of credit.
Additionally, Liberty Bank has approximately $15 million in fed fund lines with correspondent banks.

At September 30, 1995, contractual principal maturities of long-term notes payable and other borrowed money are as follows (dollars in thousands):

            1996                    $      -
            1997                           -
            1998                       8,000
            1999                           -
            2000                           -
            2001 and thereafter            -
                                 -----------
                                    $  8,000
                                 ===========

The following table sets forth the outstanding, maximum month-end and average balances of short-term FHLB advances and other short-term borrowings and the associated weighted average interest rates at the dates indicated. Average balances have been computed from the average of month-end balances during the fiscal years indicated (dollars in thousands).
                                              September 30,
                                    -------------------------------
                                       1995       1994       1993
                                    ---------  ---------  ---------
Outstanding balance, end of period   $ 80,500   $ 33,250   $ 34,000
Maximum month end balance              92,500     47,250     34,000
Average balance outstanding
  during the year                      52,308     29,904     21,003
Weighted average interest rate,
  end of period                          6.25%      5.91%      3.91%
Weighted average interest rate,
  during the period                      6.11%      4.48%      7.24%

Advances from the FHLB of Atlanta are collateralized by residential first mortgage loans and mortgage-backed and government agency securities with unpaid principal balances aggregating approximately $140 million and $88 million at September 30, 1995 and 1994, respectively. At September 30, 1995, Liberty Bank was required to collateralize its advances with acceptable collateral with a lendable collateral value equal to 100% of advances outstanding. The lendable collateral value of the residential first mortgage loans and mortgage-backed securities pledged to the advances was 85% and 90% of their fair market value, respectively.

During the fourth quarter of 1993, Liberty Bank refinanced $15.8 million in advance borrowings to extend the average maturity of the debt while lowering the average cost of funds. A prepayment penalty of $790,000 ($521,000 net of related income taxes) was incurred and accounted for as an extraordinary item.

 11.  Subordinated Debentures
 ----------------------------

Subordinated debentures are summarized as follows (dollars in
thousands):                                 September 30,
                                    ---------------------------
                                        1995             1994
                                    ----------       ----------
8 1/4% Convertible subordinated
  debentures due August 1, 2005     $      664       $      664
11% Subordinated debentures
  due August 1, 2004                    16,116           16,116
8 1/4% Subordinated debentures
  due August 1, 2004                       379              379
                                    ----------       ----------
                                        17,159           17,159
Discounts and capitalized
  issuance costs                        (4,658)          (4,864)
                                    ----------       ----------
                                    $   12,501       $   12,295
                                    ==========       ==========

Accretion of discounts and
  amortization issuance costs       $      206       $      187
                                    ==========       ==========

The Company's 8.25% convertible subordinated debentures originally issued in 1985, are convertible into common stock of the Company at a conversion price of $16.33 per share. The debentures are redeemable at the option of the Company, in whole or in part, at the principal amount plus accrued interest. The remaining debentures are due in the Company's fiscal year ending September 30, 2005.

In 1991, the Company issued $16,153,500 and $379,500 principal amount of 11.00% and 8.25% subordinated debentures due August 1, 2004, respectively. Both of these issues are not convertible and may be redeemed at the option of the Company, in whole or in part, after August 1, 1993 at the principal amount plus accrued interest and at a premium if redeemed before August 1, 1998. Periodic interest and principal payments on the debentures are made directly by Liberty Bank. The initial premium was 5.00% and declines annually each August 1 beginning in 1994. The premium at September 30, 1995 was 3.00%. There is no mandatory redemption of these debentures prior to maturity.

The following provisions apply to all subordinated debentures. The indentures provide, among other things, that the Company will not dispose of the capital stock of Liberty Bank nor will it permit Liberty Bank to issue securities that are convertible into the capital stock of Liberty Bank if the Company would own less than 80% of the outstanding shares of any voting class of stock. The liability of the Company on the indebtedness is subordinated to all senior indebtedness as defined in the indentures. At September 30, 1995, the Company had approximately $812,041,000 of outstanding indebtedness (including approximately $719,226,000 in deposits) that would constitute senior indebtedness under the indentures.

 12.  Securities Sold Under Agreements to Repurchase
 ---------------------------------------------------

Liberty Bank enters into financing arrangements with approved brokers, dealers and individuals whereby securities are sold under agreements to repurchase identical or substantially identical securities at a future date ("repurchase agreements"). These arrangements are reflected as financing transactions in that the securities sold are reported as assets in the accompanying financial statements with the proceeds of sale reflected as borrowings. These financing arrangements generally have maturities ranging from 30 to 180 days. Generally, securities sold under agreements to repurchase are under the control of the counterparty during the term of the agreement. Selected data concerning repurchase agreements is presented below (dollars in thousands).

                                         September 30,
                              ----------------------------------
                                1995          1994         1993
                              -------       -------      -------
Mortgage-backed securities
  sold under agreements to
  repurchase at year end:
    Book value                $ 4,287       $ 1,773      $ 9,218
    Market value              $ 4,344       $ 1,781      $ 9,247
Obligations under repurchase
  agreements at year end:
    Identical securities      $ 4,315       $ 1,660      $ 8,474
Maximum borrowings under
  repurchase agreements for
  the year:
    Identical securities      $24,839       $ 9,493      $13,746
Average borrowings under
  repurchase agreements for
  the year:
    Identical securities      $ 8,050       $ 3,712      $ 7,609
Weighted average interest
  rate on repurchase
  agreements at year end:       6.07%         4.47%        3.21%

 13.  Income Taxes
 -----------------

The Company files a consolidated federal income tax return. The Company is allowed to determine its bad debt deductions for tax purposes under either the percentage of taxable income method (limited to 8% of taxable income before such deduction), or the experience method. Generally, the experience method is based on actual loss experience. For the years ended September 30, 1995, 1994 and 1993, the Company used the experience method bad debt deduction since this method provided a more favorable bad debt deduction.

The provision for federal income taxes consists of the following (dollars in thousands):
                                           September 30,
                                    ---------------------------
                                      1995      1994      1993
                                    -------   -------   -------

Current                             $ 3,394   $ 2,557   $   931
Deferred                               (187)      193     1,419
                                    -------   -------   -------
Total                               $ 3,207   $ 2,750   $ 2,350
                                    =======   =======   =======

Actual income taxes (including income tax (benefit) on extraordinary items) differ from income taxes computed at the federal corporate statutory rate of 34% as shown below:

                                            September 30,
                                    ----------------------------
                                      1995      1994      1993
                                    --------  --------  --------
Statutory federal
  income tax rate                      34.0%     34.0%     34.0%
Bad debt deduction                     (8.9)      2.2       2.6
Amortization of intangible assets       1.3       1.0       1.5
Tax exempt interest                     (.9)     (1.6)     (2.4)
Other, net                              2.9      (4.3)       .1
                                    --------  --------  --------
Effective federal income tax rate      28.4%     31.3%     35.8%
                                    ========  ========  ========

Deferred income taxes included in the consolidated statements of financial condition is presented net of deferred tax assets. Gross deferred tax assets and deferred tax liabilities as of September
30, 1995 and 1994 are as follows (dollars in thousands):

                                               September 30,
                                           -------------------
                                              1995       1994
                                           --------   --------
Deferred Tax Assets:
--------------------
 Loan loss reserves                         $ 1,652    $ 1,158
 Deferred loan fees                             136        214
 Real estate owned loss reserves                346        352
 Reserve for uncollected late fees              102         93
 Purchase accounting adjustments, net           211        108
 Other reserve accounts                         249        161
 Unrealized loss on securities available-
  for-sale                                      248        575
 Other                                          283        154
                                            -------    -------
  Total deferred tax assets                   3,227      2,815
                                            -------    -------

Deferred Tax Liabilities:
-------------------------
 Section 481 mark-to-market adjustment          384        512
 Depreciation                                   497        634
 Cancellation of indebtedness                   353        366
 Loan swap                                      140        166
 Loan discounts                                 466        517
 FHLB stock                                   1,275      1,275
 Loan origination fees                          358          -
 Purchase accounting adjustments, net           251        145
 Unrealized gain on securities available-
  for-sale                                      470        125
 Other, net                                     297        179
                                            -------    -------
  Total deferred tax liabilities              4,491      3,919
                                            -------    -------

Total net deferred tax liability            $ 1,264    $ 1,104
                                            =======    =======

The Company's management has determined that it is more likely than not that its deferred tax asset will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at September 30, 1995 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

Earnings appropriated to bad debt reserves established for income tax purposes cannot be used for any purpose other than to absorb bad debt losses without recognition of taxable income. Dividends may be paid out of unappropriated retained earnings without the imposition of any tax to the extent that the amounts paid as dividends do not exceed earnings and profits as calculated for federal income tax purposes. The Company has a taxable temporary difference relating to its bad debt reserves for which Liberty Bank has not provided a deferred tax liability. The temporary difference is the amount of the base year tax bad debt reserve (i.e., tax bad debt reserves that arose in tax years beginning before December 31, 1987). As of the year ended September 30, 1995, the cumulative amount of this temporary difference for which the Company is not required to recognize a deferred tax liability is approximately $12.0 million. The amount of the unrecognized deferred tax liability related to this temporary difference is $4.1 million.

The Company's income tax returns are periodically examined by various taxing authorities. Currently, the Internal Revenue Service ("IRS") is examining the 1986 through 1989 federal income tax returns. Management does not expect that this examination will result in a material adverse impact on the consolidated financial statements.

The Company and other financial institutions in Georgia are subject to the same taxes, state and local, as any other corporation in Georgia. The Georgia corporate income tax rate is 6% and is based on federal taxable income, with certain adjustments. The primary difference between taxable income for state and federal income tax purposes is interest income on United States Government obligations, which is not taxable for state income tax purposes.

 14.  Preferred Stock
 --------------------

On September 15, 1995 and December 2, 1994, in connection with the acquisitions of Tifton and CBC, the Company issued $7.6 million in Series B 6.00% Cumulative Convertible Preferred ("Series B") stock. The shares have a liquidation preference of $25.00 per share. Dividends on the Series B stock are cumulative at an annual rate of $1.50 per share and are payable quarterly. Each share of the Series B stock is convertible at the option of the holder into 1.19 shares of common stock, at a conversion price of $21.00 per share of common stock, subject to adjustment in certain circumstances. The Company, at its option, may redeem the Series B stock at any time on or after January 1, 1997.

On July 31, 1995 the Company redeemed 2,537 shares of its Series A 7.75% Cumulative Convertible Preferred (Series "A") stock for $66,879, plus accrued and unpaid dividends. Each share of the Series A was convertible into two shares of the Company's common stock. The remaining 457,463 shares of the Series A stock were converted into 914,926 shares of the Company's common stock on that date.

Prior to July 31, 1995, the Series A stock had a liquidation preference of $25 per share. Dividends on the stock were cumulative at an annual rate of $1.9375 per share and were payable quarterly. Each share of Series A stock was convertible at the option of the holder into two shares of common stock, at a conversion price of $12.50.

Dividends declared during 1995 and 1994 were $864,000 and $891,000, respectively. Dividends paid during 1995 and 1994 were $798,000 and $1,114,000, respectively.

As required by APB Opinion No. 15, supplementary primary earnings per share data is presented for each of the years in the three-year period ended September 30, 1995. For the computation of supplementary primary earnings per share, shares issued July 31, 1995 for the conversion of preferred stock originally issued on February 16, 1993, are included in the weighted average shares outstanding from the beginning of each period (or issuance date for 1993) and, accordingly, net income has not been reduced by preferred dividends.

Supplementary primary earnings per share is as follows:

                                    Years ended September 30,
                             ------------------------------------
                                 1995         1994          1993
                             ---------    ---------     ---------
Net income per share
 of common stock                $ 1.97       $ 1.51        $ 1.16
Average number shares
 outstanding                 3,988,212    4,003,754     3,617,146

 15.  Regulatory Restrictions
 ----------------------------

Liberty Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The regulations require Liberty Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Liberty Bank's capital classification is also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a direct effect on the Company's financial statements. Management believes Liberty Bank was in compliance with its regulatory capital requirements at September 30, 1995, and is presently considered "well capitalized" under the Federal Deposit Insurance Corporation's prompt corrective action guidelines.

As required by regulations, Liberty Bank, at the time of its conversion to a stock institution, established a liquidation account and maintains the account for the benefit of its depositors at that time who continue to have funds on deposit. The initial balance of this liquidation account was equal to the institution's net worth prior to conversion of $15,722,000. In the event of a complete liquidation of the institution (and only in such event), each such depositor who continues to be a depositor at the time of such liquidation shall be entitled to receive a liquidation distribution from this account in the amount of the then current adjusted balance for deposits held, before any liquidation distribution may be made to shareholders. This account is reduced annually in proportion to the reduction of eligible savings account balances measured on each fiscal year end.

Liberty Bank is prohibited from declaring or paying cash dividends on its common stock if the payment thereof would cause a reduction in its regulatory capital below either the liquidation account or the capital requirements set by the Office of Thrift Supervision ("OTS") or, without the prior approval of the OTS, if the amount of dividends to be paid in any year would exceed 50% of its net income for the fiscal year in which the dividend is declared (except that permitted dividends may be deferred and paid in a subsequent year). No dividends were declared during fiscal 1993 or 1994. During fiscal 1995 Liberty bank declared and paid dividends to First Liberty in the amounts of $6.3 million and $3.2 million, respectively. Liberty Bank holds $3.6 million in declared but unpaid dividends to the Company at September 30, 1995, which may be paid without OTS notification.

The Federal Reserve Board requires depository institutions to maintain non-interest-bearing reserves against their deposit transaction accounts, non-personal time deposits (transferrable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3% on all amounts from $4.2 million to $54.0 million of net transactions, plus 10% on the remainder. Liberty Bank maintained $2.9 million in reserves at September 30, 1995.

 16.  Employee Benefit Plans
 ---------------------------

The First Liberty Financial Corp. Employee Savings and Stock Ownership Plan (the "ESSOP") is both a qualified retirement plan and an employee stock ownership plan. The Company may make discretionary contributions of the Company common stock to the employee stock ownership plan portion of the ESSOP in an amount not more than 10% of the total compensation of participants for the plan year. Under the 401(k) portion of the ESSOP, the Company will make matching contributions of the Company common stock in amounts determined annually by its Board of Directors. Dividends earned on the Company common stock are retained in the ESSOP.

The Company also has an Officer Profit Sharing Plan (the "OPSP"), which was designed to reward the Company's officers for their collective effort in maximizing the Company's "core earnings," (as defined in the OPSP agreement). The OPSP provides that if core earnings for the fiscal year equal or exceed a predetermined minimum core earnings, the OPSP participants will receive additional cash compensation based upon a percentage of annual salary, with the percentage increasing as the amount of core earnings increases.

The contributions to the ESSOP and the OPSP included in the accompanying financial statements are as follows (dollars in thousands):
                                   September 30,
                    ------------------------------------------
                        1995            1994            1993
                    ----------      ----------      ----------
ESSOP                $    201        $    302        $    293
OPSP                 $    501        $    450        $    294

The Company also has an Executive Deferred Compensation Plan (the "EDCP"), established in 1995, in which officers holding the title of First Vice President or above may participate. The EDCP provides a means of enabling participants to defer portions of their compensation in excess of the amounts which they contribute to the ESSOP. The amount which a participant presently may defer under the EDCP is ten percent of total annual compensation.

 17.  Stock Options
 ------------------

The Company granted options to purchase its common stock to certain officers and key employees under an Incentive Stock Option Plan ("ISOP") which was approved by the Company's stockholders in 1984. The options are exercisable for a period of up to five years from the date of issuance under the Plan. The ISOP expired in 1993.

The First Liberty Financial Corp. 1992 Stock Incentive Plan (the "1992 Plan") was adopted by the Board of Directors of the Company on November 24, 1992 and was approved by the stockholders on March 4, 1993. It is intended to further the growth and development of the Company by encouraging key officers of the Company or its subsidiaries to obtain a proprietary interest in the Company by purchasing its common stock.

The stock granted under the 1992 Plan is the $1.00 par value common stock. There are 161,000 shares of common stock, in the aggregate, which may be granted under the 1992 Plan, provided that the unexercised portion of shares of common stock allocable to expired or terminated options may become subject to options under the 1992 Plan. As of September 30, 1995, there were 44,000 shares available for grant.

The 1992 Plan is administered by the Compensation and Benefits Committee of the Company's Board of Directors ("the Committee"). The members of the Committee cannot participate in the 1992 Plan and must be "disinterested persons" within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934.

Incentive stock options and other stock options granted under the 1992 Plan must be at a price not less than the fair market value of the shares at the date of grant. Options granted under the plan must be exercised within the earlier of: (i) three months after the optionee ceases to be in the employ of the Company for any reason other than death or disability; (ii) the expiration date as determined by the Committee, listed in the option agreement; (iii) immediately upon termination of employment for cause; (iv) one year after termination of employment because of disability unless the optionee dies within this one year period; or (v) one year after the death of an optionee who dies (a) while in the employ of the Company, (b) within three months after termination of employment, or (c) within one year after employment terminated due to disability. The Committee may extend the above expiration dates for any non-incentive stock options it grants.

The 1992 Plan will terminate on the later of (i) the complete exercise or lapse of the last outstanding option, or (ii) on the last date upon which options may be granted under the plan (which may not be later than ten years after the date on which the plan is adopted), subject to its earlier termination by the Board of Directors at any time.

Information with regard to options issued under the ISOP during each of the three fiscal years in the period ended September 30, 1994 and under the 1992 plan during the years then ended is as follows:
                                 ISOP              1992 Plan
                           ----------------    -----------------
                           Option   Average    Option    Average
                           Shares     Price    Shares      Price
                           ------   -------    ------    -------
Options outstanding at
  September 30, 1992      114,000    $ 5.48
Issued                     25,000      9.38    90,000     $10.82
Exercised                 (25,000)     5.48    (5,000)      9.88
Canceled                        -         -   (15,000)      9.88
                          -------             -------

Options outstanding at
  September 30, 1993      114,000      6.34    70,000      11.09

Issued                          -         -    57,000      15.22
                          -------             -------

Options outstanding at
  September 30, 1994      114,000      6.34   127,000      12.94
Issued                          -         -    15,000      16.00
Exercised                 (30,000)     5.64    (7,000)      8.75
Canceled                        -         -   (30,000)     14.00
                          -------             -------

Options outstanding at
  September 30, 1995       84,000      6.58   105,000      13.36
                          =======             =======

Under the 1992 Plan, the number of shares exercisable at September 30, 1995 and 1994 was 52,000 and 50,000, respectively. All options under the ISOP were exercisable during the above periods.

On October 26, 1995, the Board of Directors of First Liberty (the "Board") approved an amendment to the 1992 Plan to provide that options granted on and after that date will be exercisable over a period of ten years from date of grant rather than five years from date of grant and to increase the number of shares available for grant under that plan by 221,000. This amendment is subject to the approval of First Liberty's stockholders at the 1996 Annual Meeting of Stockholders (the "1996 Annual Meeting").

On November 21, 1995, the Board adopted the First Liberty Financial Corp. 1995 Director Stock Option Plan (the "DSOP"), subject to the approval of First Liberty's stockholders at the 1996 Annual Meeting. The DSOP is intended to further the growth and development of First Liberty by encouraging its directors who are not employees of First Liberty to obtain proprietary interest in First Liberty by acquiring its stock. If approved by the stockholders, up to 50,000 shares of common stock, in the aggregate, may be granted to non-employee directors under the DSOP.

 18.  Financial Instruments With Off Balance Sheet Risk
 ------------------------------------------------------

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company has no significant concentrations of credit risk with any individual counterparty to originate loans. The Company's lending is concentrated in Georgia, its primary market area. The contract or notional amounts of financial instruments with off-balance sheet risk at September 30, 1995 and 1994 are as follows (dollars in thousands):

                                              September 30,
                                      ---------------------------
                                         1995              1994
                                      ---------         ---------
  Commitments to originate loans:
    Fixed rate                         $47,236           $ 17,567
    Adjustable rate                     19,299             31,006
  Standby letters of credit                945                180
  Mandatory delivery forward
    placement contracts                 35,781             11,270
  Optional delivery forward
    placement contracts                  4,000              6,000

Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Mandatory and optional forward placement contracts (which are held for purposes other than trading) are used by the Company to hedge its interest rate exposure during the period from when the Company extends an interest rate lock to a loan applicant until the time in which the loan is sold. Realized gains and losses on the mandatory and optional forward contracts are recognized in gain (loss) from sales of loans in the period settlement occurs. Unrealized gains and losses on these contracts are included in the lower of cost or market valuation adjustment to loans available-for-sale. The mandatory and optional forward contracts above covered the market risk associated with the pipeline loans less predicted fallout at September 30, 1995 and 1994 of $40,129 and $8,678, respectively, and the pipeline loans less predicted fallout for which interest rates were committed of $20,741 and $8,019, respectively.

The Company has not recorded specific liabilities for credit risk associated with off-balance sheet financial instruments. Credit risk associated with commitments to originate loans is mitigated through the purchase of commitments to sell such loans generally within 90 days of origination. Credit risk associated with standby letters of credit is considered in the assessment of the allowance for estimated loan losses.

Liberty Bank's risk with respect to mortgage servicing losses results from unrecoverable advances of delinquent principal, interest and tax payments made on behalf of mortgagors. Liberty's mortgage servicing department controls the risk of this portfolio on an ongoing basis. Liberty Bank has not suffered significant losses from its mortgage servicing activities.

 19.  Fair Values of Financial Instruments
 -----------------------------------------

The estimated fair values of the Company's financial instruments were as follows (dollars in thousands).

                                 September 30, 1995    September 30, 1994
                                --------------------   -------------------
                                 Carrying     Fair      Carrying    Fair
                                  Amount      Value      Amount     Value
                                ---------   --------   ---------  --------
     Financial Assets:
     -----------------
     Cash, due from banks,
       fed funds sold and
       repurchase agreements    $  47,262   $ 47,262    $ 21,108  $ 21,108
     Securities available-
       for-sale                   167,613    167,613     130,314   130,314
     Loans, net                   625,641    629,306     487,315   486,160
     Loans available-for-sale      22,282     22,282       9,983     9,983
     Loan servicing rights          2,076      3,463       2,915     5,867

     Financial Liabilities:
     ----------------------
     Deposits                   $ 719,226  $ 719,343    $561,616  $561,195
     Federal Home Loan Bank
       advances                    88,500     88,353      50,274    49,819
     Subordinated debentures       12,501     17,654      12,295    17,825
     Securities sold under
       agreements to repurchase     4,315      4,315       1,660     1,660

     Off-Balance-Sheet Financial
     ---------------------------
       Instruments:
       ------------
     Standby letters of credit  $     945  $     945    $    180  $    180
     Commitments to originate
         loans                     66,535     66,611      48,573    48,427
     Mandatory commitments to
         sell loans                35,781     35,708       3,251     3,276
     Optional commitments to
         sell loans                 4,000      4,003(1)    6,000     6,040(1)
     Loan servicing rights              -      6,397           -     6,904

(1) Excludes net unamortized option fees of $23,240 at September 30, 1995, and $4,410 at September 30, 1994.

The fair value disclosures provided exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangible and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

 20.  Contingencies
 ------------------

The Company is from time to time a defendant in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 1995, will have a materially adverse effect on the Company's financial position, results of operation or liquidity.

The majority of First Liberty's deposits are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation (the "FDIC"). Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required level of reserves. A recapitalization plan for the SAIF under consideration by Congress provides for a special assessment of 0.85% to 0.90% of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of 0.85% to 0.90% was effected based on deposits as of March 31, 1995 (as proposed), First Liberty's special assessment would amount to approximately $4.7 million to $4.9 million, before taxes, respectively. Accordingly, this special assessment would significantly increase non-interest expense and adversely affect the Company's results of operations. Conversely, depending upon First Liberty's capital level and supervisory rating, and assuming, although there can be no assurance, that the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums could decrease significantly for future periods, to as low as .04% from the .23% of deposits currently paid by First Liberty. Management considers this special assessment to be nonrecurring and anticipates no adverse results to recurring earnings.

 21.  Financial Information of First Liberty Financial Corp. (Parent
 -------------------------------------------------------------------
     Only)
     -----

First Liberty's statements of financial condition (parent only) as of September 30, 1995 and 1994 and the related statements of income and cash flows for each of the three years in the period ended
September 30, 1995 are as follows:


                Statements of Financial Condition
                ---------------------------------

                                              September 30,
                                         -----------------------
                                            1995         1994
                                         ----------    ---------
                                          (Dollars in Thousands)
Assets:
-------
Cash                                     $    75(1)    $    11(1)
Other investments                          8,050(2)      9,540(2)
Real estate, net                             170           198
Dividends receivable from Liberty Bank     3,555(1)        449(1)
Investment in Liberty Bank                63,375(1)     46,691(1)
Other assets                                  65(3)         66(3)
                                         -------       -------
  Total assets                           $75,290       $56,955
                                         =======       =======

Liabilities and Stockholders' Equity:
-------------------------------------
Dividends payable                        $   581       $     -
Other liabilities                          4,040           564
                                         -------       -------
  Total liabilities                        4,621           564
                                         -------       -------

Stockholders' equity:
Series A Preferred stock                       -        11,500
Series B Preferred stock                   7,564             -
Common stock                               3,983         3,031
Additional paid-in capital                25,376        15,209
Retained earnings                         33,584        27,794
Net unrealized gain(loss) on securities
   available-for-sale, net of taxes          431          (874)
Treasury stock at cost                      (269)         (269)
                                         -------       -------
  Total stockholders' equity              70,669        56,391
                                         -------       -------

  Total liabilities and stockholders'
    equity                               $75,290       $56,955
                                         =======       =======




(1)  Eliminates in consolidation.
(2) $8.0 million in 1995 and $9.5 million in 1994 eliminates in consolidation.
(3)  $3,000 in 1995 and $4,000 in 1994 eliminates in
     consolidation.

First Liberty Financial Corp. (Parent Only)
-------------------------------------------
Statements of Income
--------------------

                                           Years Ended September 30,
                                       --------------------------------
                                        1995         1994         1993
                                       ------       ------       ------
                                            (Dollars in Thousands)
Income:
-------
Interest income on
  other investments                    $  302(1)    $  282(2)    $  192(2)
Cash dividends from Liberty Bank(2)     3,198            -            -
Other income                                1            -            -
                                       ------       ------       ------
  Total income                          3,501          282          192
                                       ------       ------       ------

Expense:
--------
Employee Stock Ownership
  Plan contribution                         -            -            4
Directors fees                             30           18            -
Other expense                             106           79           67
                                       ------       ------       ------
  Total expense                           136           97           71
                                       ------       ------       ------

Income before income tax expense
  and equity in undistributed net
  income of Liberty Bank                3,365          185          121
Income tax expense                         57           63           41
                                       ------       ------       ------
Income before equity in
  undistributed net income of
  Liberty Bank                          3,308          122           80
Equity in undistributed net
  income of Liberty Bank(2)             4,763        5,927        4,132
                                       ------       ------       ------
Net income                              8,071        6,049        4,212
Dividends on preferred stock              864          891          557
                                       ------       ------       ------
Net income applicable to
  common stockholders                  $7,207       $5,158       $3,655
                                       ======       ======       ======



(1)  $297,000 eliminates in consolidation.
(2)  Eliminates in consolidation.

First Liberty Financial Corp.  (Parent Only)
--------------------------------------------
Statements of Cash Flow
-----------------------

                                           Years Ended September 30,
                                    ----------------------------------
                                      1995         1994         1993
                                    --------     --------     --------
                                           (Dollars in Thousands)
Operating Activities:
---------------------
Cash flows from operating activities:
  Net income                         $ 8,071     $ 6,049      $ 4,212
  Equity in undistributed earnings
    of Liberty Bank                   (4,763)     (5,927)      (4,132)
  Other, net                             (28)        198           69
                                     -------     -------      -------
Total adjustments                     (4,791)     (5,729)      (4,063)
                                     -------     -------      -------
Net cash provided by
  operating activities                 3,280         320          149
                                     -------     -------      -------

Investing Activities:
---------------------
Cash flows from investing activities:
  Net decrease(increase) in
    other investments                  1,490       1,733      (10,217)
  Cash paid in acquisitions           (3,198)          -            -
  Sale of real estate                     28          27            -
                                     -------     -------      -------
Net cash provided by (used in)
  investing activities                (1,680)      1,760      (10,217)
                                     -------     -------      -------

Financing Activities:
---------------------
Cash flows from financing
 activities:
  Issuance of preferred stock              -           -       10,527
  Issuance of common stock               230           -          186
  Redemption of preferred stock          (66)          -            -
  Decrease in due to subsidiaries          -           -         (323)
  Dividends paid on stock             (1,700)     (2,077)        (334)
                                     -------     -------      -------
Net cash provided by (used in)
  financing activities                (1,536)     (2,077)      10,056
                                     -------     -------      -------
Net increase (decrease) in cash           64           3          (12)
Cash beginning of period                  11           8           20
                                     -------     -------      -------
Cash end of period                   $    75     $    11      $     8
                                     =======     =======      =======

Supplemental Disclosures of
---------------------------
  Cash Flow Information:
  ----------------------
Cash paid during the year for:
  Income taxes                       $ 2,665     $ 3,688      $ 2,745

 22.  Consolidated Condensed Quarterly Results of Income (Unaudited)
 -------------------------------------------------------------------

The following summarizes the consolidated condensed quarterly results of income (unaudited) for the year ended September 30, 1995 (dollars in thousands, except per share data):

                                         Quarters Ended,
                       ---------------------------------------------------
                       December 31    March 31     June 30    September 30
                       -----------  ------------  ---------   ------------
Total interest income    $13,498      $15,159      $16,022      $16,811
Net interest income        6,468        7,044        7,583        7,662
Provision for estimated
  losses on loans            300          300          300          540
Net income                 1,765        2,027        2,086        2,193
Dividends on preferred
  stock                      240          279          278           67
                         -------      -------      -------      -------
Net income applicable to
  common stockholders    $ 1,525      $ 1,748      $ 1,808      $ 2,126
                         =======      =======      =======      =======

Earnings per common
  share:
   Primary               $   .50      $   .56      $   .58      $   .57
   Fully diluted         $   .43      $   .48      $   .50      $   .52
Dividends per common
  share:                 $   .10      $   .10      $   .10      $   .13

The following summarizes the consolidated condensed quarterly results of income (unaudited) for the year ended September 30, 1994 (dollars in thousands, except per share data):

                                          Quarters Ended,
                       ---------------------------------------------------
                       December 31    March 31     June 30    September 30
                       -----------  ------------  ----------  ------------
Total interest income    $12,476      $11,665      $11,982      $12,439
Net interest income        5,873        5,434        5,928        6,210
Provision for estimated
  losses on loans            375          375          375          375
Net income                 1,350        1,407        1,624        1,668
Dividends on preferred
  stock                      223          223          222          223
                         -------      -------      -------      -------
Net income applicable to
  common stockholders    $ 1,127      $ 1,184     $  1,402      $ 1,445
                         =======      =======     ========      =======

Earnings per common
  share:
   Primary               $   .36      $   .38      $   .45      $   .48
   Fully diluted         $   .34      $   .35      $   .40      $   .41
Dividends per common
  share:                 $   .08      $   .08      $   .08      $   .08

During the fourth quarter of fiscal 1994, all remaining commercial properties were reevaluated in light of current economic conditions. In several cases, management elected to reduce the net carrying value of certain properties to facilitate near term liquidation. As a result of the reductions, Liberty Bank recorded a provision of approximately $852,000.

Also during the fourth quarter of 1994, the Company reduced its accrued liability relating to the IRS examination and the income tax provision by $330,000.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

For the three year period ended September 30, 1995, there has been no disagreement between First Liberty and any accountants on any matter of accounting principles or practices or financial statement disclosure.

                            PART III
                            --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information relating to the directors of First Liberty is set forth under the caption "Proposal No. 1 - Election of Directors - Nominees" in First Liberty's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on January 31, 1996.
Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after First Liberty's fiscal year end. Pursuant to instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of First Liberty is set forth at Part I,
Item 4(A) of this Report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information relating to executive compensation is set forth under the caption "Proposal No. 1 - Election of Directors - Executive
Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12.  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
----------------------------------------------------------
          MANAGEMENT
          ----------

Information regarding ownership of First Liberty's $1.00 par value Common Stock by certain persons is set forth under the captions "Voting - Principal Stockholders" and "Proposal 1 - Election of Directors - Nominees" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information regarding certain transactions between Liberty Bank and affiliates of First Liberty and Liberty Bank is set forth under the caption "Proposal 1 - Election of Directors - Transactions With First Liberty" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                               PART IV
                               -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------
          FORM 8-K
          --------

(a)  Documents Filed as Part of This Report:

1.  Financial Statement Schedules

The Company's financial statements, the notes thereto and the report of the independent accountants are set forth on pages 62 through 107 of this Form 10-K.

3.  Exhibits

The following exhibits are filed as part of or incorporated by reference in the Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.                      Description

3(a)1     Articles of Incorporation (Exhibit C to
          Registrant's Registration Statement on Form S-
          1, No. 2-98803)

3(a)2     Articles of Amendment of Articles of
          Incorporation (Exhibit 3(a) 2 to Registrant's
          Annual Report on Form 10-K for the year ended
          September 30, 1987)

3(a)3     Articles of Amendment of Articles of
          Incorporation dated February 16, 1993

3(a)4     Articles of Amendment of Articles of
          Incorporation dated November 30, 1994

3(a)5     Articles of Amendment of Articles of
               Incorporation dated September 12, 1995

3(b)      By-laws, as amended (Exhibit 3(b) to
          Registrant's Annual Report on Form 10-K for the year ended September 30, 1986)

3(b)1     By-Laws, as amended (Exhibit 3(b)1 to
          Registrant's Annual Report on Form 10-K for the year ended September 30, 1990)

3(b)2     By-Laws, as amended (Exhibit 3(b)2 to
          Registrant's Annual Report on Form 10-K for the year ended September 30, 1990)

Exhibit No.                      Description

4(a)      Form of Registrant's 8-1/4% Convertible
          Subordinated Debenture Due August 1, 2005 and
          related Indenture (Exhibit E to Registrant's
          Registration Statement on Form S-1, No. 2-
          98803)

4(b)      Forms of Registrant's 8-1/4% Subordinated
          Debenture Due August 1, 2004 and 11%
          Subordinated Debenture Due August 1, 2004 and related Indenture (Exhibit T3C to Amendment
          No. 2 to Form T-3 to Registrant's Application for Qualification of Indentures under the Trust Indenture Act of 1939)

10(a)     Plan of Conversion of Liberty Bank (Exhibit
          10(a) to Registrant's Annual Report on Form
          10-K for the year ended September 30, 1986)

10(b)     Registrant's Employee Savings and Stock
          Ownership Plan (Exhibit 4 to Registrant's
          Registration Statement on Form S-8, No. 33-
          24733)

10(c)     Registrant's Shareholder Rights Plan dated as
          of August 2, 1989 (Exhibit 4.1 to Registrant's
          Current Report on Form 8-K dated August 14,
          1989)

10(d)     Executive Employment Agreement dated as of
          November 1, 1990, among Liberty Bank,
          Registrant and Robert F. Hatcher

10(e)     First Amendment to Executive Employment
          Agreement dated as of November 1, 1991, among Liberty Bank, Registrant and Robert F. Hatcher

10(f)     Second Amendment to Executive Employment
          Agreement dated as of October 21, 1992, among Liberty Bank, Registrant and Robert F. Hatcher

10(g)     Third Amendment to Executive Employment
          Agreement dated as of January 26, 1994, among Liberty Bank, Registrant and Robert F. Hatcher

10(h) Employment Agreement dated November 5, 1987 among Registrant, Liberty Bank and Richard A.
          Hills, Jr.

10(i) Employment Agreement dated August 1, 1990 between Liberty Bank and Charles G. Davis

Exhibit No.                      Description

10(j)     Employment Agreement dated June 30, 1992 among
          Registrant, Liberty Bank and David L. Hall

10(k)     Agreement and Plan of Merger dated as of June
          3, 1992, among Liberty Bank, Registrant and
          First Federal Savings and Loan Association of
          Milledgeville, as amended

10(l) Purchase and Assumption Agreement dated as of September 30, 1992, between Liberty Bank and
          Bankers First Savings Bank, FSB, as amended

10(m)     First Liberty Financial Corp. 1992 Stock
          Incentive Plan dated as of November 24, 1992

10(n) Employment Agreement dated June 28, 1995 between Liberty Bank and J. Larry Wallace

10(o) Registrant's Officer Profit Sharing Plan as amended and restated effective October 1, 1993

10(p)     Amended and Restated Agreement and Plan of
          Merger as of July 15, 1994 among Registrant,
          Liberty Bank, Central Banking Company and The
          Central Bank (Appendix A to Registrant's
          Registration Statement on Form S-4, No. 33-
          83108)

10(q)     Purchase and Assumption Agreement as of
          October 4, 1994 between Liberty Bank and First
          Union National Bank of Georgia, as amended as of October 31, 1994, and November 29, 1994

10(r)     Agreement and Plan of Merger as of May 10,
          1995 among Registrant, Liberty Bank, Tifton
          Banks, Inc. and Tifton Bank & Trust Company
          (Appendix to Registrant's Registration
          Statement on Form S-4, No. 33-60207)

10(s) Registrant's 1995 Director Stock Option Plan as of November 21, 1996

10(t) Registrant's Annual Report on Form 11-K for the First Liberty Financial Corp. Employee
          Savings and Stock Ownership Plan for the year ended September 30, 1992

11        Statements of Computation of Earnings Per
          Share

Exhibit No.                      Description

12 Statements of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock
          Dividends

21        Subsidiaries of Registrant (Exhibit 22 to
          Registrant's Annual Report on Form 10-K for the year ended September 30, 1990)

23(a)     Consent of Independent Certified Public
          Accountants

23(b) Consent of KPMG Peat Marwick to incorporation by reference of financial statements in First
          Liberty's Registration Statement No. 33-24733
          on Form S-8

27        Financial Data Schedule

(b)       Reports on Form 8-K

          On September 26,1995, the Registrant filed a
          Current Report on Form 8-K which included a press release dated September 15, 1995 concerning the completion of its acquisition of Tifton Banks, Inc.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST LIBERTY FINANCIAL CORP.
                                          (Registrant)

Date:  December 18, 1995       By: /s/ Robert F. Hatcher
       --------------------        ---------------------------
                                   Principal Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                Title                    Date


/s/ Thomas H. McCook        Chairman of the Board    December 18, 1995
    ---------------------                            ----------------------
    Thomas H. McCook        and Director

/s/ Robert F. Hatcher       President
    ---------------------
    Robert F. Hatcher       Chief Executive Officer  December 18, 1995
                                                     ----------------------
                            and Director

/s/ F. Don Bradford         Director                 December 18, 1995
    ---------------------                            ----------------------
    F. Don Bradford

/s/ Richard W. Carpenter    Director                 December 18, 1995
    ---------------------                            ----------------------
    Richard W. Carpenter

/s/ C. Lee Ellis            Director                 December 18, 1995
    ---------------------                            ----------------------
    C. Lee Ellis

/s/ Melvin I. Kruger        Director                 December 18, 1995
    ---------------------                            ----------------------
    Melvin I. Kruger

/s/ Jo Slade Wilbanks       Director                 December 18, 1995
    ---------------------                            ----------------------
    Jo Slade Wilbanks

/s/ David L. Hall           Executive Vice President December 18, 1995
    ---------------------                            ----------------------
    David L. Hall           and Chief Financial
                            Officer (Duly authorized
                            officer and principal
                            financial officer)

                        FIRST LIBERTY FINANCIAL CORP.

                             Index of Exhibits

The following exhibits are filed as part of or incorporated by reference in the Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.                      Description                          Page

3(a)1     Articles of Incorporation (Exhibit C to Registrant's
          Registration Statement on Form S-1, No. 2-98803)

3(a)2     Articles of Amendment of Articles of Incorporation
          (Exhibit 3(a) 2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1987)

3(a)3     Articles of Amendment of Articles of Incorporation dated,
          February 16, 1993

3(a)4     Articles of Amendment of Articles of Incorporation dated
          November 30, 1994

3(a)5     Articles of Amendment of Articles of Incorporation dated     116
          September 12, 1995

3(b) By-laws, as amended (Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the year ended September 30,
          1986)

3(b)1 By-Laws, as amended (Exhibit 3(b)1 to Registrant's Annual Report on Form 10-K for the year ended September 30,
          1990)

3(b)2 By-Laws, as amended (Exhibit 3(b)2 to Registrant's Annual Report on Form 10-K for the year ended September 30,
          1990)

4(a)      Form of Registrant's 8 1/4% Convertible Subordinated
          Debenture and related Indenture (Exhibit E to
          Registrant's Registration Statement on Form S-1, No. 2-
          98803)

4(b) Forms of Registrant's 8-1/4% Subordinated Debenture Due August 1, 2004 and 11% Subordinated Debenture Due August 1, 2004 and related Indenture (Exhibit T3C to Amendment No. 2 to Form T-3 to Registrant's Application for Qualification of Indentures under the Trust Indenture Act of 1939)

10(a)     Plan of Conversion of Liberty Bank (Exhibit 10(a) to
          Registrant's Annual Report on Form 10-K for the year ended September 30, 1986)

Exhibit No.                      Description                          Page

10(b)     Registrant's Employee Savings and Stock Ownership Plan
          (Exhibit 4 to Registrant's Registration Statement on Form S-8, No. 33-24733)

10(c)     Registrant's Shareholder Rights Plan dated as of August
          2, 1989 (Exhibit 4.1 to Registrant's Current Report on
          Form 8-K dated August 14, 1989)

10(d)     Executive Employment Agreement dated as of November 1,
          1990, among Liberty Bank, Registrant and Robert F.
          Hatcher

10(e) First Amendment to Executive Employment Agreement dated as of November 1, 1991, among Liberty Bank, Registrant and Robert F. Hatcher

10(f) Second Amendment to Executive Employment Agreement dated as of October 21, 1992, among Liberty Bank, Registrant and Robert F. Hatcher

10(g) Third Amendment to Executive Employment Agreement dated as of January 26, 1994, among Liberty Bank, Registrant and Robert F. Hatcher

10(h)     Employment Agreement dated November 5, 1987 among
          Registrant, Liberty Bank and Richard A. Hills, Jr.

10(i) Employment Agreement dated August 1, 1990 between Liberty Bank and Charles G. Davis

10(j)     Employment Agreement dated June 30, 1992 among
          Registrant, Liberty Bank and David L. Hall

10(k) Agreement and Plan of Merger dated as of June 3, 1992, among Liberty Bank, Registrant and First Federal Savings and Loan Association of Milledgeville, as amended

10(l)     Purchase and Assumption Agreement dated as of September
          30, 1992, between Liberty Bank and Bankers First Savings Bank, FSB, as amended

10(m) First Liberty Financial Corp. 1992 Stock Incentive Plan dated as of November 24, 1992

10(n)     Employment Agreement dated June 28, 1993 between Liberty    118
          Bank and J. Larry Wallace

10(o) Registrant's Officer Profit Sharing Plan as amended and restated effective October 1, 1994

Exhibit No.                      Description                          Page

10(p) Amended and Restated Agreement and Plan of Merger as of July 15, 1994 among Registrant, Liberty Bank, Central Banking Company and The Central Bank (Appendix A to Registrant's Registration Statement on Form S-4, No. 33-83108)

10(q) Purchase and Assumption Agreement as of October 4, 1994 between Liberty Bank and First Union National Bank of
          Georgia, as amended as of October 31, 1994, and November
          29, 1994

10(r)     Agreement and Plan of Merger as of May 10, 1995 among
          Registrant, Liberty Bank, Tifton Banks, Inc. and Tifton
          Bank & Trust Company (Appendix to Registrant's
          Registration Statement on Form S-4, No. 33-60207)

10(s)     Registrant's 1995 Director Stock Option Plan as of         119
          November 21, 1995

10(t)     Registrant's Annual Report on Form 11-K for the First
          Liberty Financial Corp. Employee Savings and Stock
          Ownership Plan for the Year ended September 30, 1992

11        Statements of Computation of Earnings Per Share            134

12        Statements of Computation of Ratio of Earnings to          136
          Combined Fixed Charges and Preferred Stock Dividends

21        Subsidiaries of Registrant (Exhibit 22 to Registrant's
          Annual Report on Form 10-K for the year ended September
          30, 1990

23(a)     Consent of Independent Certified Public Accountants        137

23(b) Consent of KPMG Peat Marwick to incorporation by reference of financial statements in First Liberty's
          Registration Statement No. 33-24733 on Form S-8

27        Financial Data Schedule