Form 10-Q
period 1995-12-31
FIRST LIBERTY FINANCIAL CORP
filed 1996-02-14
CIK 760077

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1995
                               ---------------------------------

                                      OR
---
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-14417
                       ------------------------------------------

                FIRST LIBERTY FINANCIAL CORP.
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

         Georgia                         58-1680650
-----------------------------------------------------------------
(State of incorporation)    (I.R.S. Employer Identification No.)

 201 Second Street, Macon, Georgia               31297
-----------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

                        (912) 743-0911
------------------------------------------------------------------
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

Exhibit index appears on page 22.

There were 3,979,742 shares of Common Stock outstanding as of February 13, 1996.

                         FIRST LIBERTY FINANCIAL CORP.
                         -----------------------------
                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------
                    FOR THE QUARTER ENDED DECEMBER 31, 1995
                    ---------------------------------------

                               Table of Contents


PART I - FINANCIAL INFORMATION
------------------------------

Item                                                                Page
----                                                                ----


1.  Financial Statements:

      Consolidated Statements of Financial Condition                  3

      Consolidated Statements of Income                               4

      Consolidated Statements of Cash Flows                           6

      Notes to Consolidated Financial Statements                      8

      Independent Accountants' Report                                12

2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            13


PART II - OTHER INFORMATION
---------------------------

4.  Submission of Matters to a Vote of Securities Holders            20

6.  Exhibits and Reports on Form 8-K                                 20

    Signatures                                                       21

    Index of Exhibits                                                22

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Financial Condition
----------------------------------------------
(Unaudited)
-----------
                                                 December 31,     September 30,
                                               ---------------  ---------------
                                                      1995             1995
-------------------------------------------------------------------------------
                                                      (dollars in thousands)
Assets
------
Cash and due from banks                           $ 33,066           $ 24,610
Federal funds sold and repurchase agreements         1,825             22,652
Securities available-for-sale, at
  market value                                     171,934            167,613
Loans available-for-sale, net at market value       35,868             22,282
Loans, net                                         624,455            625,641
Accrued interest receivable                          6,701              6,406
Premises and equipment, net                         21,909             22,194
Real estate, net                                     4,136              4,053
Intangible assets                                   11,046             11,315
Advances to attorneys for loans originated           8,309              3,220
Other assets                                         7,859              9,288
                                                  --------           --------
   Total assets                                   $927,108           $919,274
                                                  ========           ========

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                          $716,655           $719,226
Notes payable and other borrowed money              92,500             88,500
Subordinated debentures                             12,556             12,501
Securities sold under agreements to repurchase      10,348              4,315
Checks payable on loans originated                   8,618              7,119
Other liabilities                                   13,362             16,944
                                                  --------           --------
  Total liabilities                                854,039            848,605
                                                  --------           --------

Commitments and contingencies                            -                  -

Stockholders' equity:
 Series B, 6.00% Cumulative Convertible
   Preferred stock ($25.00 stated value,
   302,580 shares authorized, issued
   and outstanding)                                  7,564              7,564
 Common stock ($1.00 par value, 25,000,000
   shares authorized, 3,994,682 and 3,982,616
   shares issued, respectively, and 3,972,342 and
   3,960,276 shares outstanding, respectively)       3,995              3,983
 Additional paid-in capital                         25,432             25,376
 Retained earnings                                  35,329             33,584
 Net unrealized gain on securities
   available-for-sale, net of taxes                  1,018                431
 Treasury stock at cost (22,340 shares)               (269)              (269)
                                                  --------           --------
  Total stockholders' equity                        73,069             70,669
                                                  --------           --------
   Total liabilities and stockholders' equity     $927,108           $919,274
                                                  ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income
---------------------------------
(Unaudited)
-----------
                                                Three Months Ended
                                                    December 31,
                                            ---------------------------------
                                               1995             1994
-----------------------------------------------------------------------------
                                 (dollars in thousands, except per share data)
Interest Income:
----------------
Loans                                       $14,928            $11,009
Securities                                    3,013              2,403
Federal funds sold                              302                 86
Other interest income                            16                  -
                                            -------            -------
  Total interest income                      18,259             13,498
                                            -------            -------

Interest Expense:
-----------------
Deposits                                      8,032              5,435
Short-term borrowings                         1,375                860
Long-term borrowings                            627                735
                                            -------            -------
  Total interest expense                     10,034              7,030
                                            -------            -------
Net interest income                           8,225              6,468
Provision for estimated losses on loans         300                300
                                            -------            -------
Net interest income after provision for
    estimated losses on loans                 7,925              6,168
                                            -------            -------

Non-Interest Income:
--------------------
Loan servicing fees                             613                626
Gain on sale of investment securities            11                  -
Gain on sale of loans and
  mortgage-backed securities                    382                  4
Gain on sale of servicing                       264                448
Deposit account service charges               1,093                831
Other income (loss)                              (5)                35
                                            -------            -------
Total non-interest income                     2,358              1,944
                                            -------            -------
  Total net and non-interest income          10,283              8,112
                                            -------            -------

Non-Interest Expense:
---------------------
Compensation, payroll taxes and fringe
  benefits                                    3,631              2,854
Occupancy and equipment                         846                667
Advertising                                     226                218
Professional fees                               147                142
Data processing                                 221                148
Federal deposit insurance premiums              371                389
Amortization of intangible assets               278                113
Net cost of operation of other real estate        8                196
Other expenses                                  942                694
                                            -------            -------
  Total non-interest expense                  6,670              5,421
                                            -------            -------
Income before income tax expense              3,613              2,691
Income tax expense                            1,238                926
                                            -------            -------
Net income                                    2,375              1,765
Dividends on preferred stock                    113                240
                                            -------            -------
Net income applicable to common stockholders$ 2,262            $ 1,525
                                            =======            =======



The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income, continued
--------------------------------------------
(Unaudited)
-----------
                                                        Three Months Ended
                                                           December 31,
                                               -------------------------------
                                                      1995             1994
------------------------------------------------------------------------------

Earnings Per Common Share:
--------------------------
  Primary                                          $   .56          $   .50
  Fully diluted                                    $   .54          $   .43

Dividends Per Common Share:                        $   .13          $   .10
---------------------------

Average Number of Shares Outstanding:
-------------------------------------
  Primary                                        4,038,045        3,080,051
  Fully diluted                                  4,438,831        4,094,625







































The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------
(Unaudited)
-----------
                                                       Three Months Ended
                                                           December 31,
                                               -------------------------------
                                                      1995             1994
------------------------------------------------------------------------------
                                                      (dollars in thousands)
Operating Activities:
---------------------
Cash flows from operating activities:
  Net income                                      $  2,375        $   1,765
    Adjustments to reconcile net income
    to cash provided by (used in) operations:
    Depreciation                                       474              423
    Amortization of loan fees                          (65)            (187)
    Provision for estimated losses
      on loans and real estate                         305              438
    Amortization of intangibles                        278              113
    Dividends received on stock                        (69)             (56)
    Gain on sales of loans, mortgage-
      backed and investment securities                (393)              (4)
  Loans available-for-sale:
    Disbursements                                  (29,323)            (649)
    Purchases                                      (42,800)         (14,141)
    Sales                                           58,910           18,574
    Repayments                                          23               80
  Increase in accrued interest receivable             (295)            (478)
  Increase in accrued interest payable                 482              688
  Other, net                                        (3,001)           1,282
                                                  --------         --------
    Total adjustments                              (15,474)           6,083
                                                  --------         --------
      Net cash provided by (used in)
        operating activities                       (13,099)           7,848
                                                  --------         --------

Investing Activities:
---------------------
Cash flows from investing activities:
  Net decrease in federal funds sold
    and repurchase agreements                       20,827            4,479
  Investment securities available-for-sale:
    Purchases                                            -           (7,876)
    Sales                                              819            2,980
    Maturities                                       3,200            2,000
  Mortgage-backed securities available-for-sale:
    Purchases                                      (15,370)         (31,481)
    Repayments                                       8,001            6,574
  Loan disbursements                               (87,214)         (74,668)
  Loan purchases                                    (1,419)          (4,759)
  Loan repayments                                   88,104           59,315
  Purchases of premises and equipment                 (191)            (170)
  Proceeds from sales of real estate                 1,482               33
  Net increase in advances to
    attorneys for loans originated                  (5,089)            (157)
  Net cash received in acquisitions                      -           (1,192)
                                                  --------         --------
      Net cash provided by (used in)
       investing activities                         13,150          (44,922)
                                                  --------         --------


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows, continued
------------------------------------------------
(Unaudited)
-----------

                                                          Three Months Ended
                                                             December 31,
                                                  ----------------------------
                                                        1995             1994
------------------------------------------------------------------------------
                                                        (dollars in thousands)

Financing Activities:
---------------------
Cash flows from financing activities:
  Net decrease in deposits                            (2,613)          (7,166)
  Notes payable and other borrowed money:
    Proceeds                                         115,000           84,500
    Repayments                                      (111,000)         (33,880)
  Net increase (decrease) in securities sold
    under agreements to repurchase                     6,033             (993)
  Net increase (decrease) in checks payable
    on loans originated                                1,499             (199)
  Issuance of common stock                                63                -
  Dividends paid on stock                               (577)               -
                                                    --------         --------
    Net cash provided by financing activities          8,405           42,262
                                                    --------         --------

Net increase in cash and due from banks                8,456            5,188
Cash and due from banks beginning of period           24,610           16,293
                                                    --------         --------
Cash and due from banks end of period               $ 33,066         $ 21,481
                                                    ========         ========

Supplemental Disclosures of
---------------------------
  Cash Flow Information:
  ----------------------
Cash paid during the year for:
  Interest                                          $  9,552         $  6,420
  Income taxes                                           177                -
Noncash investing and financing activities:
  Real estate foreclosed                            $  1,473         $    211
  Financing of sales of foreclosed
    real estate                                          174              305
  Dividends declared but not paid
    on preferred stock                                   113              240
  Dividends declared but not paid
    on common stock                                      516              301

Acquisitions:
  Fair value of assets acquired                            -         $(56,221)
  Fair value of liabilities assumed                        -           55,029
                                                                     --------
  Net cash received                                        -         $ (1,192)
                                                                     ========


The accompanying notes are an integral part of the consolidated financial statements.

                FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)
                                  -----------



1.  Summary of Significant Accounting Policies
    ------------------------------------------

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("the Company") conform to generally accepted accounting principles and to general practice within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year consolidated financial statements presentation.


2.  Earnings Per Share
    ------------------

Earnings per share are computed on the weighted average number of shares outstanding including common stock equivalents, if dilutive. For computing primary earnings per share, stock options exercisable at a price less than average market price during the period are considered common stock equivalents. Fully diluted earnings per share assumes (i) the conversion, if dilutive, of all convertible debt as of the beginning of the year (or date of issue), with the elimination of the related interest expense net of applicable income taxes, (ii) the exercise of all stock options below the market price at December 31 or the average market price for the quarter, and (iii) the conversion, if dilutive, of all convertible preferred stock as of the beginning of the year (or date of issue), with the elimination of dividends declared.

                FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                ----------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
             -----------------------------------------------------
                                  (Unaudited)
                                  -----------


3.  Sale of Servicing
    -----------------

During the three months ended December 31, 1995, Liberty Mortgage Corporation ("Liberty Mortgage"), the Company's mortgage banking subsidiary, sold bulk loan servicing rights with aggregate principal balances of $43 million, compared to $40 million, a year earlier. This resulted in recognizing a gain on the sale of servicing of $264,000 for the three months ended December 31, 1995 compared to $448,000 for the same period a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months. The servicing sale during the quarter ended December 31, 1995 included principal balances of $21 million in which Liberty Mortgage granted recourse to the buyer. Accordingly, the gain related to such rights of $250,000 was deferred and will be recognized in the period that the recourse expires.


4.  Mortgage Servicing Rights
    -------------------------

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three month periods ended December 31, 1995 and 1994 (dollars in thousands).

                                               Three Months Ended
                                                    December 31,
                                         -----------------------------
                                              1995             1994
                                         -----------------------------
      Capitalized                           $  742           $   39
      Sold                                      32               62
      Amortized                                 94              127
      Net investment at December 31          2,692            2,765


Prior to October 1, 1995 Liberty Mortgage recorded mortgage servicing rights relating only to loans purchased. Effective October 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122 "Accounting for Mortgage Servicing Rights". This statement amends SFAS No.
65 "Accounting for Certain Mortgage Banking Activities" and requires a mortgage banking enterprise to recognize as seperate assets MSRs regardless of whether the MSRs are purchased or originated. SFAS No. 122 also requires the allocation of the total cost of the mortgage loans to the mortgage servicing rights and the loan (without the mortgage servicing rights), based on their relative fair values if it is practicable to estimate those fair values. Mortgage servicing rights are then amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair value. The estimated combined fair value of these assets exceeded the book value at December 31, 1995. When determining fair value the Company considers the date of origination, the average note rate and the average remaining term and estimated prepayment speeds. The fair value is calculated by estimating the present value of future net servicing income. As a result of the adoption of SFAS No. 122, the Company capitalized and amortized MSRs for the three months ended December 31, 1995 of $437,000 and $6,000, respectively, associated with loans originated.


5.  Acquisitions
    ------------

On January 19, 1996 the Company announced an agreement to acquire Middle Georgia Bank in Byron, Georgia. Middle Georgia Bank has two offices, approximately $110 million in assets, $100 million in deposits, and $63 million in loans. This transaction is expected to close in the fourth quarter of fiscal 1996, subject to regulatory approval. The transaction, if approved, is expected to be accounted for as a pooling-of-interests.

On September 15, 1995 the Company acquired by merger Tifton Banks, Inc. of Tifton Georgia, and its subsidiary, Tifton Bank & Trust Company ("Tifton Bank"). Tifton Bank, on the date of acquisition, held the following approximate balances: loans of $42 million, cash and investments of $21 million, premises and equipment of $1 million and deposits of $45 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

On March 24, 1995, the Company acquired three banking offices located in Sylvania, Vidalia and Waycross, Georgia from a commercial bank. Total assets acquired were approximately $3 million and total cash received and deposits assumed were approximately $95 million. Intangible assets resulting from the acquisition were approximately $4 million.

On December 2, 1994, the Company acquired Central Banking Company of Swainsboro, Georgia and its subsidiary The Central Bank ("Central Bank"). Central Bank on the date of acquisition, held the following approximate balances: loans of $21 million, cash and investments of $34 million, premises and equipment of $1 million and deposits of $52 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

The financial institutions acquired during fiscal 1995 were accounted for as purchases and accordingly, income and expenses of such institutions are included in the consolidated statements of the Company from the date of acquisition.


6.   Adoption of SFAS No. 114 and 118
     --------------------------------

On October 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amended SFAS No. 114. Under the new standards, a loan is considered impaired, based upon current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS No. 114 resulted in no additional provision for credit losses at October 1, 1995 or during the three months ended December 31, 1995.

At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $3.2 million, with a corresponding valuation allowance of $1.2 million. For the period ended December 31, 1995, the average recorded investment in impaired loans was approximately $3.1 million. Interest income recognized by the Company on impaired loans (during the portion of the year that they were impaired) was not significant.

The Company uses several factors in determining if a loan is impaired under SFAS No. 114. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data, and borrowers' operating factors such as cash flows, operating income or loss, and other factors. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

Coopers & Lybrand




Report of Independent Accountants
---------------------------------



To the Board of Directors
First Liberty Fianncial Corp.


We have reviewed the accompanying consolidated financial statements of First Liberty Financial Corp. and Subsidiaries as of December 31, 1995 and 1994 and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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


                                                    Coopers & Lybrand L.L.P.


Atlanta, Georgia
February 13, 1996

                FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                ----------------------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Overview
--------

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

Liquidity
---------

The Company's primary sources of funds are deposits, loan repayments, sales and maturities of securities, loan sales, repurchase agreements, advances from the Federal Home Loan Bank of Atlanta and various other borrowings. Deposits provide a source of funds that are highly dependent on market and other conditions, while loan repayments are a relatively stable source of funds.

The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 5%. Liberty Bank was in compliance with its requirements at December 31, 1995.

Capital Resources
-----------------

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

The following table reflects Liberty Bank's compliance with its regulatory capital requirements at December 31, 1995 (dollars in thousands):

       Actual for Liberty Bank          Regulatory    Requirement
-----------------------------------------------------------------
                            % of                          % of
  Capital                 Adjusted                      Adjusted     Excess
Requirement   Amount       Assets         Amount         Amount      Amount
----------------------------------------------------------------------------

Tangible      $54,232       5.92%         $13,736         1.50%      $40,496
----------------------------------------------------------------------------
Core          $56,146       6.12%         $27,529         3.00%      $28,617
----------------------------------------------------------------------------
Risk-based    $75,100      11.58%         $51,877         8.00%      $23,223
----------------------------------------------------------------------------


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


Commitments
-----------

Commitments to originate loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate residential mortgage loans of approximately $73 million, including $652,000 to be held in portfolio and $26 million on which the interest rate had not been locked-in at December 31, 1995. Commitments to buy and sell residential mortgage loans and mortgage-backed securities for mandatory delivery were approximately $500,000 and $55 million, respectively, at December 31, 1995. Also at December 31, 1995, the Company bought $6 million of optional commitments to sell residential mortgage loans. Loans in process (which represent undisbursed loan commitments related to construction loans) and unused lines of credit amounted to $72 million at December 31, 1995.


Results of Operations
---------------------

The Company's consolidated net income for the quarter ended December 31, 1995 was $2.4 million compared to $1.8 million for the quarter ended December 31, 1994. The Company's net income is affected by the level of its non-interest income, non-interest expense and the level of earnings of its mortgage banking operations. However, the Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income"). Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities. The following tables reflect the effective yields and costs of funds for the three month periods ended December 31, 1995 and 1994 (dollars in thousands):

                                   Average Balance              Rate/Yield
                                 Three Months Ended         Three Months Ended
                                    December 31,                December 31,
                                    1995     1994            1995        1994
                                 ------------------        -------------------

Interest-Earning Assets:
------------------------
  Loans                          $650,973  $507,186         9.17%       8.68%
  Securities                      168,740   150,739         7.14%       6.38%
  Federal funds sold and
    repurchase agreements          16,014     5,831         7.54%       5.92%
                                 --------  --------        -----       -----
All interest-earning assets      $835,727  $663,756         8.73%       8.14%
                                 ========  ========        -----       -----

Interest-Bearing Liabilities:
-----------------------------
  Deposits                       $718,274  $569,130         4.47%       3.82%
  Borrowings                      110,461    88,246         7.25%       7.23%
                                 --------  --------        -----       -----
All interest-bearing liabilities $828,735  $657,376         4.84%       4.28%
                                 ========  ========        -----       -----

Interest rate spread             $  6,992  $  6,380         3.89%       3.86%
--------------------             ========  ========        -----       -----

Interest income as a percentage
-------------------------------
  of average earning assets                                 3.93%       3.90%
  -------------------------                                =====       =====

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense from the three month period ended December 31, 1994 to the three month period ended December 31, 1995 (dollars in thousands):

                                   December 31, 1995 vs December 31, 1994
                                 -----------------------------------------
                                                    Due to
                                 -----------------------------------------
                                                         Rate/
                                   Rate      Volume     Volume      Total
                                 --------   --------   --------   --------

Changes in Interest Income:
---------------------------
  Loans                          $    622   $  3,121   $    176   $  3,919
  Securities                          289        287         34        610
  Federal funds sold and
    repurchase agreements              24        151         41        216
                                ---------   --------   --------   --------
Total interest income                 935      3,559        251      4,745
                                ---------   --------   --------   --------

Changes in Interest Expense:
----------------------------
  Deposits                            930      1,424        243      2,597
  Borrowings                            5        401          1        407
                                ---------   --------   --------   --------
Total interest expense                935      1,825        244      3,004
                                ---------   --------   --------   --------

Net interest income             $       -   $  1,734   $      7   $  1,741
                                =========   ========   ========   ========

The Company's provision for estimated loan losses was $300,000 for both quarters ended December 31, 1995 and 1994. Charge-offs, net of recoveries, to the allowance for estimated loan losses were $145,000 during the three months ended December 31, 1995 compared to $22,000 for the same period a year earlier. The allowance for estimated loan losses at December 31, 1995 was $8.0 million or 331% of nonperforming loans compared to $6.4 million or 142% of nonperforming loans at December 31, 1994.

The table below summarizes nonperforming assets at December 31, 1995 and 1994. Nonperforming assets consist of nonaccrual loans, real estate owned, other repossessed assets, and loans with interest or principal past due 90 days or more which are still accruing (dollars in thousands).


                                                    December 31,
                                           ----------------------------
                                               1995             1994
                                           ----------------------------
      Nonaccrual loans                       $ 2,410          $ 4,529
      Foreclosed real estate                   4,126           10,107
      Other repossessed assets                   238              118
                                             -------          -------
      Total nonperforming assets             $ 6,774          $14,754
                                             =======          =======
      Total nonperforming assets as
       a percentage of total assets              .74%            1.87%
                                             =======          ========


Real estate owned remained relatively unchanged at $4.1 million at December 31, 1995 as compared to September 30, 1995. During the quarter ended December 31, 1995 there were foreclosures of $1.5 million, sales of foreclosed properties of $1.8 million and capital expenditures of approximately $250,000.

Liberty Mortgage originated loans during the three months ended December 31, 1995 totaling $77 million compared to $37 million during the same period a year earlier.

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three month periods ended December 31, 1995 and 1994 (dollars in thousands).

                                               Three Months Ended
                                                    December 31,
                                           ---------------------------
                                               1995             1994
                                           ---------------------------
      Capitalized                            $  742           $   39
      Sold                                       32               62
      Amortized                                  94              127
      Net investment at December 31           2,692            2,765


Prior to October 1, 1995 Liberty Mortgage recorded mortgage servicing rights relating only to loans purchased. Effective October 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122 "Accounting for

Mortgage Servicing Rights". This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" and requires a mortgage banking enterprise to recognize as seperate assets MSRs regardless of whether the MSRs are purchased or originated. SFAS No. 122 also requires the allocation of the total cost of the mortgage loans to the mortgage servicing rights and the loan (without the mortgage servicing rights), based on their relative fair values if it is practicable to estimate those fair values. Mortgage servicing rights are then amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair value. The estimated combined fair value of these assets exceeded the book value at December 31, 1995. When determining fair value the Company considers the date of origination, the average note rate and the average remaining term and estimated prepayment speeds. The fair value is calculated by estimating the present value of future net servicing income. As a result of the adoption of SFAS No. 122, the Company capitalized and amortized MSRs for the three months ended December 31, 1995 of $437,000 and $6,000, respectively, associated with loans originated.

During the three months ended December 31, 1995, Liberty Mortgage sold bulk loan servicing rights with aggregate principal balances of $43 million, compared to $40 million, a year earlier. This resulted in recognizing a gain on the sale of servicing of $264,000 for the three months ended December 31, 1995 compared to $448,000 for the same period a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months. The servicing sale during the quarter ended December 31, 1995 included principal balances of $21 million in which Liberty Mortgage granted recourse to the buyer. Accordingly, the gain related to such rights of $250,000 was deferred and will be recognized in the period that the recourse expires.

Non-interest income (net of gains on the sale of assets) increased $200,000 or 14% for the quarter ended December 31, 1995 as compared to the same quarter a year earlier. This change was principally the result of deposit account service charges increasing $262,000 or 32%, due to average transaction account balances increasing 38% from December 1994 to December 1995.

Non-interest expense (net of other real estate operations) for the three months ended December 31, 1995 increased $1.4 million or 28% over the same period a year ago. The acquisitions during fiscal 1995 were mainly responsible for the increase. Approximated expenses directly relating to the acquisitions for the current period are as follows (dollars in thousands).

      Compensation, taxes and benefits                       $  563
      Occupancy and equipment                                   145
      Advertising                                                12
      Professional fees                                          21
      Data processing                                            35
      Federal deposit insurance premiums                         85
      Amortization of intangibles                               177
      Other                                                     162
                                                             ------
                                                             $1,200
                                                             ======

Federal deposit insurance premiums declined in total $18,000 for the quarter ended December 31, 1995 as compared to the quarter ended December 31, 1994. This reflects a savings of approximately $103,000 (after consideration of the acquisitions) due to lower assessment rates.

The net cost of operations of other real estate declined by $188,000 for the quarter ended December 31, 1995 as compared to the same period a year ago. Contributing to this variance was the following (dollars in thousands).

                                                Three Months Ended
                                                    December 31,
                                           ---------------------------
                                               1995             1994
                                           ---------------------------
      Provisions for estimated losses        $    5           $  138
      Net losses (gains) on sales               (20)               7
      Net expense (income) from operations       23               51


Accounting for Income Taxes
---------------------------

The Company's effective income tax rate, as well as the marginal income tax rate, for both quarters ended December 31, 1995 and 1994 was 34%. The Company's management has determined that it is more likely than not that its deferred tax assets will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at December 31, 1995 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.


Acquisitions
------------

On January 19, 1996 the Company announced an agreement to acquire Middle Georgia Bank in Byron, Georgia. Middle Georgia Bank has two offices, approximately $110 million in assets, $100 million in deposits, and $63 million in loans. This transaction is expected to close in the fourth quarter of fiscal 1996, subject to regulatory approval. The transaction, if approved, is expected to be accounted for as a pooling-of-interests.

On September 15, 1995 the Company acquired by merger Tifton Banks, Inc. of Tifton Georgia, and its subsidiary, Tifton Bank & Trust Company ("Tifton Bank"). Tifton Bank, on the date of acquisition, held the following approximate balances: loans of $42 million, cash and investments of $21 million, premises and equipment of $1 million and deposits of $45 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

On March 24, 1995, the Company acquired three banking offices located in Sylvania, Vidalia and Waycross, Georgia from a commercial bank. Total assets acquired were approximately $3 million and total cash received and deposits assumed were approximately $95 million. Intangible assets resulting from the acquisition were approximately $4 million.

On December 2, 1994, the Company acquired Central Banking Company of Swainsboro, Georgia and its subsidiary The Central Bank ("Central Bank"). Central Bank on the date of acquisition, held the following approximate balances: loans of $21 million, cash and investments of $34 million, premises and equipment of $1 million and deposits of $52 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

The financial institutions acquired during fiscal 1995 were accounted for as purchases and accordingly, income and expenses of such institutions are included in the consolidated statements of the Company from the date of acquisition.


Adoption of SFAS No. 114 and 118
--------------------------------

On October 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amended SFAS No. 114. Under the new standards, a loan is considered impaired, based upon current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS No. 114 resulted in no additional provision for credit losses at October 1, 1995 or during the three months ended December 31, 1995.

At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $3.2 million, with a corresponding valuation allowance of $1.2 million. For the period ended December 31, 1995, the average recorded investment in impaired loans was approximately $3.1 million. Interest income recognized by the Company on impaired loans (during the portion of the year that they were impaired) was not significant.

The Company uses several factors in determining if a loan is impaired under SFAS No. 114. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data, and borrowers' operating factors such as cash flows, operating income or loss, and other factors. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

PART II - OTHER INFORMATION
---------------------------


Item 4.   Submission of Matters to a Vote of Securities Holders
-------   -----------------------------------------------------

      There were no matters submitted to a vote of securities holders during the quarter ended December 31, 1995.

Item 6.   Exhibits and Reports Filed on Form 8-K
-------   --------------------------------------

      (a)   Exhibits
      ---   --------

      Exhibit 11 - Statements of Computation of Earnings Per Share
      Exhibit 15 - Awareness Letter of Coopers & Lybrand L.L.P.
      Exhibit 27 - Financial Data Schedule

      (b)   Reports Filed on Form 8-K
      ---   -------------------------

      On January 23, 1996, the Registrant filed a Current Report on Form 8-K which included a press release dated January 19, 1996 concerning its letter of intent to acquire Middle Georgia Bank.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST LIBERTY FINANCIAL CORP.
                                   -----------------------------



DATE:      February 13, 1996                      /s/  David L. Hall
       -------------------------                  ----------------------------
                                                  David L. Hall
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Duly authorized, principal
                                                   financial and accounting
                                                   officer)

                        FIRST LIBERTY FINANCIAL CORP.
                        -----------------------------

                              Index of Exhibits



The following exhibits are filed as part of the Report.


Exhibit Number                          Description                       Page
--------------                          -----------                       ----


      11                Statements of Computation of Earnings Per Share     23
      15                Awareness Letter of Coopers & Lybrand L.L.P.        25
      27                Financial Data Schedule