Form 10-Q
period 1996-03-31
FIRST LIBERTY FINANCIAL CORP
filed 1996-05-10
CIK 760077

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q


(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                                ---------------------------------

                                         OR

- ---
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-14417
                       -------------------------------------------

                FIRST LIBERTY FINANCIAL CORP.
- ------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Georgia                              58-1680650
- ------------------------------------------------------------------
(State of incorporation)      (I.R.S. Employer Identification No.)

 201 Second Street, Macon, Georgia               31297
- ------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

                         (912) 743-0911
- ------------------------------------------------------------------
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

Exhibit index appears on page 21.

There were 4,001,578 shares of Common Stock outstanding as of May 9, 1996.

                         FIRST LIBERTY FINANCIAL CORP.
                         -----------------------------
                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------
                      FOR THE QUARTER ENDED MARCH 31, 1996
                      ------------------------------------

                               Table of Contents


PART I - FINANCIAL INFORMATION
- ------------------------------


Item                                                                Page
- ----                                                                ----


1.  Financial Statements:

       Consolidated Statements of Financial Condition                 3

       Consolidated Statements of Income                              4

       Consolidated Statements of Cash Flows                          6

       Notes to Consolidated Financial Statements                     8

       Independent Accountants' Report                               11

2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            12


PART II - OTHER INFORMATION
- ---------------------------


4.  Submission of Matters to a Vote of Securities Holders            19

6.  Exhibits and Reports on Form 8-K                                 19

    Signatures                                                       20

    Index of Exhibits                                                21

First Liberty Financial Corp. and Subsidiaries
- ----------------------------------------------
Consolidated Statements of Financial Condition
- ----------------------------------------------
(Unaudited)
- -----------

                                                 March 31,     September 30,
                                                 ---------     -------------
                                                    1996             1995
- ----------------------------------------------------------------------------
                                                    (dollars in thousands)

Assets:
- -------
Cash and due from banks                         $  28,212        $  24,610
Federal funds sold and repurchase agreements        2,370           22,652
Securities available-for-sale, at market value    173,392          167,613
Loans available-for-sale, net, at market value     57,603           22,282
Loans, net                                        648,825          625,641
Accrued interest receivable                         6,712            6,406
Premises and equipment, net                        21,750           22,194
Real estate, net                                    3,937            4,053
Intangible assets                                  10,768           11,315
Advances to attorneys for loans originated         19,253            3,220
Other assets                                        8,872            9,288
                                                 --------         --------
   Total assets                                  $981,694         $919,274
                                                 ========         ========


Liabilities and Stockholders' Equity:
- -------------------------------------
Deposits                                         $724,676         $719,226
Notes payable and other borrowed money            125,000           88,500
Subordinated debentures                            12,588           12,501
Securities sold under agreements to repurchase     13,260            4,315
Checks payable on loans originated                 17,246            7,119
Other liabilities                                  14,290           16,944
                                                 --------         --------
   Total liabilities                              907,060          848,605
                                                 --------         --------

Commitments and contingencies                           -                -

Stockholders' equity:
 Series B, 6.00% Cumulative Convertible
   Preferred stock ($25.00 stated value, 302,580
   shares authorized, issued and outstanding)       7,564            7,564
 Common stock ($1.00 par value, 25,000,000
   shares authorized, 4,003,918 and 3,982,616
   shares issued, respectively, and 3,981,578 and
   3,960,276 shares outstanding, respectively)      4,004            3,983
  Additional paid-in capital                       25,498           25,376
  Retained earnings                                37,177           33,584
  Net unrealized gain on securities available-
   for-sale, net of taxes                             660              431
  Treasury stock at cost (22,340 shares)             (269)            (269)
                                                 --------         --------
   Total stockholders' equity                      74,634           70,669
                                                 --------         --------
    Total liabilities and stockholders' equity   $981,694         $919,274
                                                 ========         ========







The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
- ----------------------------------------------
Consolidated Statements of Income
- ---------------------------------
(Unaudited)
- -----------

                                    Three Months Ended        Six Months Ended
                                    ------------------        ----------------
                                          March 31,               March 31,
                                    -----------------------------------------------
                                     1996         1995         1996       1995
- --------------------------------------------------------------------------------------
                                  (dollars in thousands, except per share data)
Interest Income:
- ----------------
Loans                               $14,920     $12,167      $29,848     $23,176
Securities                            3,102       2,851        6,114       5,254
Federal funds sold                      115         141          417         227
Other interest income                    22           -           39           -
                                    -------     -------      -------     -------
  Total interest income              18,159      15,159       36,418      28,657
                                    -------     -------      -------     -------

Interest Expense:
- -----------------
Deposits                              7,823       6,027       15,855      11,461
Short-term borrowings                 1,448       1,359        2,823       2,220
Long-term borrowings                    692         729        1,319       1,463
                                    -------     -------      -------     -------
  Total interest expense              9,963       8,115       19,997      15,144
                                    -------     -------      -------     -------
  Net interest income                 8,196       7,044       16,421      13,513
Provision for estimated losses on loans 300         300          600         600
                                    -------     -------      -------     -------
  Net interest income after provision
    for estimated losses on loans     7,896       6,744       15,821      12,913
                                    -------     -------      -------     -------

Non-Interest Income:
- --------------------
Loan servicing fees                     592         665        1,205       1,292
Gain on sale of investment securities     -          21           11          21
Gain (loss) on sale of loans and
  mortgage-backed securities            440          (7)         823          (4)
Gain on sale of servicing               281         368          545         817
Deposit account service charges       1,041         791        2,134       1,582
Other income                            214         124          209         211
                                    -------     -------      -------     -------
  Total non-interest income           2,568       1,962        4,927       3,919
                                    -------     -------      -------     -------
  Total net and non-interest income  10,464       8,706       20,748      16,832
                                    -------     -------      -------     -------

Non-Interest Expense:
- ---------------------
Compensation, payroll taxes and       3,493       2,910        7,124       5,764
  benefits
Occupancy and equipment                 898         687        1,744       1,354
Advertising                             225         233          451         451
Professional fees                       129         159          277         301
Data processing                         202         182          422         330
Federal deposit insurance premiums      342         431          713         821
Amortization of intangible assets       278         136          557         248
Net cost of operation of other real     212          47          220         243
  estate
Other expenses                          865         833        1,806       1,540
                                    -------     -------      -------     -------
  Total non-interest expense          6,644       5,618       13,314      11,052
                                    -------     -------      -------     -------
  Income before income tax expense    3,820       3,088        7,434       5,780
Income tax expense                    1,341       1,061        2,580       1,988
                                    -------     -------      -------     -------
  Net income                          2,479       2,027        4,854       3,792
Dividends on preferred stock            113         279          227         519
                                    -------     -------      -------     -------
  Net income applicable to common
    stockholders                    $ 2,366     $ 1,748      $ 4,627     $ 3,273
                                    =======     =======      =======     =======


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
- ----------------------------------------------
Consolidated Statements of Income, continued
- --------------------------------------------
(Unaudited)
- -----------

                                    Three Months Ended        Six Months Ended
                                    ------------------        ----------------
                                         March 31,                March 31,
                                    -----------------------------------------------
                                     1996         1995         1996       1995
- --------------------------------------------------------------------------------------

Earnings Per Common Share:
- --------------------------
  Primary                          $   .58     $   .56      $  1.14     $  1.06
  Fully diluted                    $   .56     $   .48      $  1.10     $   .91

Dividends Per Common Share:        $   .13     $   .10      $   .26     $   .20
- ---------------------------

Average Number of Shares Outstanding:
- -------------------------------------
  Primary                         4,059,959   3,079,468    4,048,929   3,080,100
  Fully diluted                   4,459,626   4,217,271    4,449,159   4,155,611


































The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
- ----------------------------------------------
Consolidated Statements of Cash Flows
- -------------------------------------
(Unaudited)
- -----------
                                                       Six Months Ended
                                                       ----------------
                                                           March 31,
                                                   --------------------------
                                                      1996             1995
- -----------------------------------------------------------------------------
                                                      (dollars in thousands)
Operating Activities:
- ---------------------
Cash flows from operating activities:
  Net income                                       $  4,854         $  3,792
     Adjustments to reconcile net income
     to cash provided by (used in) operations:
     Depreciation                                       949              854
     Amortization of loan fees                          (20)            (356)
     Provision for estimated losses
       on loans and real estate                         790            1,012
     Amortization of intangibles                        557              248
     Dividends received on stock                       (136)            (118)
     Gain on sale of loans and securities              (834)             (17)
  Loans available-for-sale:
     Disbursements                                  (68,694)          (4,924)
     Purchases                                     (115,189)         (27,809)
     Sales                                          149,193           37,479
     Repayments                                         172              436
  Increase in accrued interest receivable              (306)            (577)
  Increase (decrease) in accrued interest payable        43             (408)
  Other, net                                         (3,177)           3,596
                                                   --------         --------
    Total adjustments                               (36,652)           9,416
                                                   --------         --------
      Net cash provided by (used in)
        operating activities                        (31,798)          13,208
                                                   --------         --------


Investing Activities:
- ---------------------
Cash flows from investing activities:
  Net decrease (increase) in federal funds
    sold and repurchase agreements                   20,282           (2,089)
  Investment securities available-for-sale:
    Purchases                                            (5)          (8,261)
    Sales                                               819           28,645
    Maturities                                        3,800            2,000
  Mortgage-backed securities available-for-sale:
    Purchases                                       (26,598)         (43,095)
    Sales                                                 -           14,785
    Repayments                                       16,703           11,213
  Loan disbursements                               (198,372)        (158,016)
  Loan purchases                                     (2,363)          (7,802)
  Loan repayments                                   175,550          123,277
  Purchases of premises and equipment                  (506)            (746)
  Proceeds from sales of real estate                  2,288            1,255
  Net increase in advances to attorneys
    for loans originated                            (16,033)          (1,521)
  Net cash received in acquisitions                       -           88,141
                                                   --------         --------
  Net cash provided by (used in)
     investing activities                           (24,435)          47,786
                                                   --------         --------


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
- ----------------------------------------------
Consolidated Statements of Cash Flows, continued
- ------------------------------------------------
(Unaudited)
- -----------

                                                       Six Months Ended
                                                       ----------------
                                                           March 31,
                                                    ------------------------
                                                     1996             1995
- ----------------------------------------------------------------------------
                                                     (dollars in thousands)
Financing Activities:
- ---------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                5,366          (17,601)
  Notes payable and other borrowed money:
    Proceeds                                       270,000          167,500
    Repayments                                    (233,500)        (203,415)
  Net increase (decrease) in securities sold
    under agreements to repurchase                   8,945           (1,036)
  Net increase (decrease) in checks payable
    on loans originated                             10,127             (789)
  Issuance of common stock                             107                -
  Dividends paid on stock                           (1,210)            (541)
                                                  --------         --------
  Net cash provided by (used in)
    financing activities                            59,835          (55,882)
                                                  --------         --------

Net increase in cash and due from banks              3,602            5,112
Cash and due from banks beginning of period         24,610           16,293
                                                  --------         --------
Cash and due from banks end of period             $ 28,212         $ 21,405
                                                  ========         ========

Supplemental Disclosures of
- ---------------------------
  Cash Flow Information:
  ----------------------
Cash paid during the year for:
  Interest                                        $ 19,954         $ 15,217
  Income taxes                                       2,927            1,335
Noncash investing and financing activities:
  Real estate foreclosed                          $  1,882         $    682
  Financing of sales of foreclosed real estate         174              408
  Dividends declared, unpaid on preferred stock        113              279
  Dividends declared, unpaid on common stock           518              301
Acquisitions:
  Fair value of assets acquired                          -         $(62,006)
  Fair value of liabilities assumed                      -          150,147
                                                                   --------
  Net cash received                                      -         $ 88,141
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

                   FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   ----------------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------
                                     (Unaudited)
                                     -----------



1.  Summary of Significant Accounting Policies
    ------------------------------------------

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year consolidated financial statements presentation.


2.  Earnings Per Share
    ------------------

Earnings per share are computed based on the weighted average number of shares outstanding including common stock equivalents, if dilutive. For computing primary earnings per share, stock options exercisable at a price less than average market price during the period are considered common stock equivalents. Fully diluted earnings per share assumes (i) the conversion, if dilutive, of all convertible debt as of the beginning of the year (or date of issue), with the elimination of the related interest expense net of applicable income taxes (ii) the exercise of all stock options below the market price at March 31 or the average market price for the quarter, and (iii) the conversion, if dilutive, of all convertible preferred stock as of the beginning of the year (or date of issue), with the elimination of dividends declared.


3.  Sale of Servicing
    -----------------

During the three and six months ended March 31, 1996, Liberty Mortgage Corporation ("Liberty Mortgage"), the Company's mortgage banking subsidiary, sold bulk loan servicing rights with aggregate principal balances of $24 million and $67 million, respectively, compared to $85 million and $125 million, respectively, a year earlier. This resulted in the recognition of a gain on the sale of servicing of $281,000 and $545,000 for the three and six months ended March 31, 1996 compared to $368,000 and $817,000, respectively, for the same periods a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months. The servicing sales

                   FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   ----------------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------
                                     (Unaudited)
                                     -----------

during both the six months ended March 31, 1996 and 1995 included principal balances of $21 million and $47 million, respectively, in servicing rights which Liberty Mortgage granted recourse to the seller. Accordingly, the gains related to such rights of $250,000 for the six months ended March 31, 1996 was deferred to be recognized in the period that the recourse expires. The related gain of $552,000 for the six months ended March 31, 1995 was deferred and recognized in the fourth quarter of fiscal 1995.


4.  Mortgage Servicing Rights
    -------------------------

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three and six month periods ended March 31, 1996 and 1995 (dollars in thousands).

                                   Three Months Ended   Six Months Ended
                                   ------------------   ----------------
                                         March 31,          March 31,
                                   -------------------------------------
                                    1996        1995    1996        1995
                                   -------------------------------------
Capitalized                         $1,217     $   28   $1,959    $   66
Sold                                    13        318       45       380
Amortized                              128        128      222       255

Net Investment at March 31,                              3,768     2,347

Prior to October 1, 1995 Liberty Mortgage recorded mortgage servicing rights relating only to loans purchased. Effective October 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122 "Accounting for Mortgage Servicing Rights". This statement amends SFAS
No. 65 "Accounting for Certain Mortgage Banking Activities" and requires, among other things, a mortgage banking enterprise to recognize as separate assets MSRs regardless of whether the MSRs are purchased or originated.
As a result of the adoption of SFAS No. 122, the Company capitalized $439,000 and $812,000 and amortized $21,000 and $27,000 MSRs for the three and six months ended March 31, 1996, respectively, associated with loans originated.


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

                               Coopers & Lybrand L.L.P.
                               1100 Campanile Building
                                1155 Peachtree Street
                               Atlanta, Georgia  30309


Report of Independent Accountants
- ---------------------------------

To the Board of Directors
First Liberty Financial Corp.

We have reviewed the accompanying consolidated financial statements of First Liberty Financial Corp. and Subsidiaries as of March 31, 1996 and 1995 and for the three-month and six-months periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Coopers & Lybrand L.L.P.

Atlanta, Georgia
May 6, 1996

                    FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                    ----------------------------------------------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           -------------------------------------------------------------
                               AND FINANCIAL CONDITION
                               -----------------------

Overview
- --------

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

Liquidity
- ---------

The Company's primary sources of funds are deposits, loan repayments, sales and maturities of securities, loan sales, repurchase agreements, advances from the Federal Home Loan Bank of Atlanta and various other borrowings. Deposits provide a source of funds that are highly dependent on market and other conditions, while loan repayments are a relatively stable source of funds.

The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 5%. Liberty Bank was in compliance with its requirements at March 31, 1996.

Capital Resources
- -----------------

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

The following table reflects Liberty Bank's compliance with regulatory capital requirements at March 31, 1996 (dollars in thousands):

     Actual for Liberty Bank        Regulatory  Requirement
- -----------------------------------------------------------
                           % of                   % of
     Capital             Adjusted              Adjusted       Excess
    Standard    Amount    Assets     Amount      Assets       Amount
- ---------------------------------------------------------------------

    Tangible   $56,966     5.86%     $14,575      1.50%       $42,391
- ---------------------------------------------------------------------

    Core       $58,798     6.04%     $29,205      3.00%       $29,593
- ---------------------------------------------------------------------

    Risk-based $77,907    11.18%     $55,731      8.00%       $22,176
- ---------------------------------------------------------------------

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

Commitments
- -----------

Commitments to originate or purchase loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate or purchase residential mortgage loans of approximately $122 million, including $1.7 million to be held in portfolio and $52 million on which the interest rate had not been locked-in at March 31, 1996. Commitments to sell residential mortgage loans and mortgage-backed securities for mandatory delivery was approximately $81 million at March 31, 1996. Also at March 31, 1996, the Company bought $8.0 million of optional commitments to sell residential mortgage loans. Loans in process (which represent undisbursed loan commitments related to construction loans) and unused lines of credit amounted to $80 million at March 31, 1996.

Results of Operations
- ---------------------

The Company's consolidated net income for the three and six months ended March 31, 1996 was $2.5 million and $4.9 million, respectively, compared to $2.0 million and $3.8 million for the three and six months ended March 31, 1995, respectively. The Company's net income is affected by the level of its non-interest income, non-interest expense and the level of earnings of its mortgage banking operations. However, the Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income"). Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities.

The following tables reflect the effective yields and costs of funds for the three and six month periods ended March 31, 1996 and 1995. Average balances, yields and costs of funds have been restated to reflect the conversion from using month-end to daily balances for computing averages (dollars in thousands:)

                                   Average Balance           Rate/Yield
                                   ---------------           ----------
                                 Three Months Ended       Three Months Ended
                                 ------------------       ------------------
                                      March 31,                March 31,
                                      ---------                ---------
                                    1996     1995            1996    1995
                                 -------------------       -----------------
Interest-Earning Assets:
- ------------------------
  Loans                           $667,502  $546,118         8.94%   8.91%
  Securities                       172,545   174,416         7.19%   6.54%
  Federal funds sold and
    repurchase agreements            8,600     9,289         5.35%   6.07%
                                  --------   -------         ----    ----
All interest-earning assets       $848,647  $729,823         8.55%   8.31%
                                  ========  ========         ----    ----

Interest-Bearing Liabilities:
- -----------------------------
  Deposits                        $717,484   $618,262        4.36%   3.90%
  Borrowings                       128,988    114,728        6.64%   7.28%
                                  --------   --------        ----    ----
All interest-bearing liabilities  $846,472   $732,990        4.71%   4.43%
                                  ========   ========        ----    ----

Interest rate spread                                         3.84%   3.88%
- --------------------                                         ====    ====

Interest income as a percentage
- -------------------------------
  of average earning assets                                  3.85%   3.86%
  -------------------------                                  ====    ====


                                   Average Balance            Rate/Yield
                                   ---------------            ----------
                                   Six Months Ended        Six Months Ended
                                   ----------------        ----------------
                                       March 31,               March 31,
                                       ---------               ---------
                                    1996     1995            1996    1995
                                   ----------------         ---------------
Interest-Earning Assets:
- ------------------------
  Loans                           $654,806  $525,539         9.12%   8.82%
  Securities                       170,341   163,407         7.18%   6.43%
  Federal funds sold and
    repurchase agreements           13,286     7,855         6.28%   5.78%
                                  --------  --------         ----    ----
All interest-earning assets       $838,433  $696,801         8.68%   8.23%
                                  ========  ========         ----    ----

Interest-Bearing Liabilities:
- -----------------------------
  Deposits                        $717,397  $605,164         4.42%   3.79%
  Borrowings                       117,794    99,022         7.03%   7.44%
                                  --------  --------         ----    ----
All interest-bearing liabilities  $835,191  $704,186         4.79%   4.30%
                                  ========  ========         ----    ----

Interest rate spread                                         3.89%   3.92%
- --------------------                                         ====    ====

Interest income as a percentage
- -------------------------------
  of average earning assets                                  3.91%   3.88%
  -------------------------                                  ====    ====

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense for the six month period ended March 31, 1996 and the six month period ended March 31, 1995 (dollars in thousands):
                                     March 31, 1996   vs   March 31, 1995
                                 -------------------------------------------
                                                    Due To
                                 -------------------------------------------
                                                         Rate/
                                   Rate     Volume      Volume      Total
                                 --------  --------   ----------   -------
Changes in Interest Income:
- ---------------------------
  Loans                           $  780    $5,700      $  192     $6,672
  Securities                         611       223          26        860
  Federal funds sold and
    repurchase agreements             19       157          14        190
                                  ------    ------      ------     ------
Total interest income              1,410     6,080         232      7,722
                                  ------    ------      ------     ------

Changes in Interest Expense:
- ----------------------------
  Deposits                         1,913     2,126         355      4,394
  Borrowings                        (201)      698         (38)       459
                                  ------    ------      ------     ------
Total interest expense             1,712     2,824         317      4,853
                                  ------    ------      ------     ------

Net interest income               $ (302)   $3,256      $  (85)    $2,869
                                  ======    ======      ======     ======

The Company's provision for estimated loan losses remained at $300,000 and $600,000, respectively, during the three and six months ended March 31, 1996 and March 31, 1995. There were net charge-offs to the loan loss reserve of $267,000 and $413,000 during the three and six months ended March 31, 1996, respectively, compared to net recoveries of $243,000 and $221,000, respectively, for the same periods a year earlier. Loan loss reserves at March 31, 1996 were $8.0 million, or 269% of nonperforming loans, or 1.22% of loans held for investment, compared to $7.0 million, or 387% of nonperforming loans, or 1.25% of loans held for investment at March 31, 1995.

The table below summarizes nonperforming assets at March 31, 1996 and March 31, 1995. Nonperforming assets consist of nonaccrual loans, foreclosed real estate, other repossessed assets, and loans with interest or principal past due 90 days or more which are still accruing (dollars in thousands).

                                                       March 31,
                                              ---------------------------
                                               1996                1995
                                              ---------------------------
Nonaccrual loans                              $2,972              $1,798
Foreclosed real estate                         4,086               7,220
Other repossessed assets                         200                 132
                                              ------              ------
Total nonperforming assets                    $7,258              $9,150
                                              ======              ======
Total nonperforming assets as
  a percentage of total assets                   .74%               1.15%
                                              ======              ======

Real estate owned remained relatively unchanged at approximately $4.0 million at March 31, 1996, as compared to September 30, 1995. Activity in real estate owned during the six months ended March 31, 1996 reflected foreclosures totaling $1.9 million, sales of $2.6 million and capital expenditures totaling $628,000.

Liberty Mortgage originated loans during the three and six months ended
March 31, 1996 totaling $113 million and $190 million, respectively, compared to $28 million and $65 million for the same periods a year earlier.

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three and six month periods ended March 31, 1996 and 1995 (dollars in thousands).

                                      Three Months Ended   Six Months Ended
                                      --------------------------------------
                                            March 31,         March 31,
                                      --------------------------------------
                                       1996        1995    1996        1995
                                      --------------------------------------
Capitalized                           $1,217      $   28  $1,959      $   66
Sold                                      13         318      45         380
Amortized                                128         128     222         255

Net Investment at March 31,                                3,768       2,347

Prior to October 1, 1995 Liberty Mortgage recorded mortgage servicing rights relating only to loans purchased. Effective October 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122 "Accounting for Mortgage Servicing Rights". This statement amends SFAS
No. 65 "Accounting for Certain Mortgage Banking Activities" and requires, among other things, a mortgage banking enterprise to recognize as separate assets MSRs regardless of whether the MSRs are purchased or originated. As a result of the adoption of SFAS No.122, the Company capitalized $439,000 and $812,000 and amortized $21,000 and $27,000 MSRs for the three and six months ended March 31, 1996, respectively, associated with loans originated.

During the three and six months ended March 31, 1996, Liberty Mortgage sold bulk loan servicing rights with aggregate principal balances of $24 million and $67 million, respectively, compared to $85 million and $125 million, respectively, a year earlier. This resulted in the recognition of a gain on the sale of servicing of $281,000 and $545,000 for the three and six months ended March 31, 1996 compared to $368,000 and $817,000, respectively, for the same periods a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months. The servicing sales during the periods ended March 31, 1996 and March 31, 1995 included principal balances of $21 million and $47 million, respectively, in servicing rights which Liberty Mortgage granted recourse to the seller. Accordingly, the gains related to such rights of $250,000 for the six months ended March 31, 1996 was deferred to be recognized in the period that the recourse expires. The related gain of $552,000 for the six months ended March 31, 1995 was deferred and recognized in the fourth quarter of fiscal 1995.

Non-interest income (net of gains on the sale of assets) increased $267,000 and $463,000 during the three and six months ended March 31, 1996 as compared to the same periods a year earlier. The significant contributor to this variance was the increase in deposit account service charges of $250,000 or 32% and $552,000 or 35% for the same periods as compared to last year resulting from average transaction accounts increasing 30% from March 1995 to March 1996.

Non-interest expense (net of other real estate operations) for the three and six months ended March 31, 1996 increased $861,000 and $2.3 million, respectively, over the same periods a year ago. The acquisitions during fiscal 1995 were largely responsible for the increases. Approximated expenses directly relating to the acquisitions for the current periods are as follows (dollars in thousands).
                                              Three Months     Six Months
                                              ---------------------------
                                                  Ended           Ended
                                              ---------------------------
                                                      March 31,1996
                                              ---------------------------
  Compensation, taxes and benefits              $  427            $1,017
  Occupancy and equipment                          127               272
  Advertising                                       12                24
  Professional fees                                  2                23
  Data processing                                   13                51
  Federal deposit insurance premiums                71               148
  Amortization of intangibles                      143               308
  Other                                             82               219
                                                ------            ------
    Total                                       $  877            $2,062
                                                ======            ======

The net cost of operations of other real estate increased by $165,000 for the three months ended March 31, 1996 and decreased $23,000 for the six months then ended as compared to the same periods a year earlier. Contributing to these variances are the following (dollars in thousands).

                                         Three Months Ended  Six Months Ended
                                         ------------------------------------
                                             March 31,          March 31,
                                         ------------------------------------
                                          1996       1995    1996       1995
                                         ------------------------------------
  Provisions for estimated losses         $186       $274    $190       $412
  Net losses (gains) on sales               (4)      (179)    (24)      (172)
  Net expense (income) from operations      30        (48)     54          3
                                          ----       ----    ----       ----
    Net cost of operation of other
    real estate                           $212       $ 47    $220       $243
                                          ====       ====    ====       ====

Accounting for Income Taxes
- ---------------------------

The Company's effective income tax rate, as well as the marginal income tax rate, for the six months ended March 31, 1996 and 1995 was approximately 34%. The Company's management has determined that it is more likely than not that its deferred tax assets will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at March 31, 1996 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

Acquisitions
- ------------

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

PART II - Other Information
- ---------------------------

Item 4.  Submission of Matters to a Vote of Securities Holders
- -------  -----------------------------------------------------

       The Registrant's 1996 Annual Meeting of Stockholders was held on January 31, 1996. The following directors were elected for terms expiring at the 1997 annual meeting - Melvin I. Kruger and Jo Slade Wilbanks. The following directors were elected for terms expiring at the 1998 annual meeting - F. Don Bradford and Richard W. Carpenter. The following directors were elected for terms expiring at the 1999 annual meeting - Thomas H. McCook, C. Lee Ellis and Robert F. Hatcher. The votes for each nominees were as follows:
                                          For               Withhold
                                      -----------          -----------
       F. Don Bradford                 3,484,443             89,159
       Richard W. Carpenter            3,479,268             94,334
       C. Lee Ellis                    3,484,367             89,235
       Robert F. Hatcher               3,484,892             88,710
       Mevlin I. Kruger                3,483,769             89,833
       Thomas H. McCook                3,484,592             89,010
       Jo Slade Wilbanks               3,482,800             90,802

       The other matters voted upon at the meeting, and the respective votes, abstentions and broker non-votes as to each such matters, were as follows:

       To Amend the Articles of Incorporation:
       ---------------------------------------
       Voting For                      2,773,000
       Voting Against                    219,774
       Abstain from Voting                11,909
       Broker Non-Vote                   568,919

       To Amend the 1992 Stock Incentive Plan:
       ---------------------------------------
       Voting For                      2,843,774
       Voting Against                    145,374
       Abstain from Voting                15,535
       Broker Non-Vote                   568,919

       To Approve the 1995 Director Stock Option Plan:
       -----------------------------------------------
       Voting For                      2,810,702
       Voting Against                    170,391
       Abstain from Voting                23,590
       Broker Non-Vote                   568,919


Item 6.  Exhibits and Reports Filed on Form 8-K
- -------  --------------------------------------

       (a)   Exhibits

       Exhibit 3(a) - Amended and Restated Articles of Incorporation
       Exhibit 11   - Statements of Computation of Earnings Per Share
       Exhibit 15   - Awareness Letter of Coopers & Lybrand L.L.P.
       Exhibit 27   - Financial Data Schedule

       (b)   Reports Filed on Form 8-K

       None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST LIBERTY FINANCIAL CORP.
                                   -----------------------------




  DATE:       May 9, 1996                          /s/  David L. Hall
              -----------                          ------------------
                                                   David L. Hall
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Duly authorized, principal
                                                    financial and principal
                                                    accounting officer)

                          FIRST LIBERTY FINANCIAL CORP.
                          -----------------------------

                               Index of Exhibits



The following exhibits are filed as part of the Report.


Exhibit No.                        Description                          Page
- -----------                        -----------                          ----

   3               Amended and Restated Articles of Incorporation         22

  11               Statements of Computation of Earnings Per Share        63

  15               Awareness Letter of Coopers & Lybrand L.L.P.           65

  27               Financial Data Schedule                                 -