Form 10-Q
period 1996-06-30
FIRST LIBERTY FINANCIAL CORP
filed 1996-08-14
CIK 760077

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                              ----------------------------------

                                      OR

- ---
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-14417
                      ------------------------------------------

                  FIRST LIBERTY FINANCIAL CORP.
- ----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Georgia                              58-1680650
- ----------------------------------------------------------------
 (State of incorporation)   (I.R.S. Employer Identification No.)

 201 Second Street, Macon, Georgia                31297
- ----------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

                    (912) 743-0911
- ----------------------------------------------------------------
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

Exhibit index appears on page 21.

There were 4,004,690 shares of Common Stock outstanding as of August 13, 1996.

                         FIRST LIBERTY FINANCIAL CORP.
                         -----------------------------
                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------
                      FOR THE QUARTER ENDED JUNE 30, 1996
                      -----------------------------------

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

First Liberty Financial Corp. and Subsidiaries
- ----------------------------------------------
Consolidated Statements of Financial Condition
- ----------------------------------------------
(Unaudited)
- -----------

                                                  June 30,       September 30,
                                                  --------       -------------
                                                     1996              1995
- ------------------------------------------------------------------------------
                                                     (dollars in thousands)

Assets:
- -------
Cash and due from banks                           $  30,368        $  24,610
Federal funds sold and repurchase agreements          5,001           22,652
Securities available-for-sale, at market value      164,541          167,613
Loans available-for-sale, net, at market value       42,005           22,282
Loans, net                                          686,245          625,641
Accrued interest receivable                           6,902            6,406
Premises and equipment, net                          22,047           22,194
Real estate, net                                      3,310            4,053
Intangible assets                                    10,489           11,315
Advances to attorneys for loans originated            9,473            3,220
Other assets                                         10,845            9,288
                                                   --------         --------
   Total assets                                    $991,226         $919,274
                                                   ========         ========


Liabilities and Stockholders' Equity:
- -------------------------------------
Deposits                                           $751,396         $719,226
Notes payable and other borrowed money               93,469           88,500
Subordinated debentures                              12,639           12,501
Securities sold under agreements to repurchase       29,402            4,315
Checks payable on loans originated                   10,075            7,119
Other liabilities                                    18,292           16,944
                                                   --------         --------
   Total liabilities                                915,273          848,605
                                                   --------         --------

Commitments and contingencies                             -                -

Stockholders' equity:
  Series B, 6.00% Cumulative Convertible
    Preferred stock ($25.00 stated value, 302,580
    shares authorized, issued and outstanding)        7,564            7,564
  Common stock ($1.00 par value, 25,000,000
    shares authorized, 4,024,530 and 3,982,616 shares
    issued, respectively, and 4,002,190 and
    3,960,276 shares outstanding, respectively)       4,024            3,983
  Additional paid-in capital                         25,594           25,376
  Retained earnings                                  39,129           33,584
  Net unrealized gain (loss) on securities
    available-for-sale, net of taxes                    (89)             431
  Treasury stock at cost (22,340 shares)               (269)            (269)
                                                   --------         --------
   Total stockholders' equity                        75,953           70,669
                                                   --------         --------
    Total liabilities and stockholders' equity     $991,226         $919,274
                                                   ========         ========




The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
- ----------------------------------------------
Consolidated Statements of Income
- ---------------------------------
(Unaudited)
- -----------

                                        Three Months Ended         Nine Months Ended
                                        ------------------         -----------------
                                              June 30,                   June 30,
                                        --------------------------------------------
                                         1996         1995        1996       1995
- ------------------------------------------------------------------------------------
                                       (dollars in thousands, except per share data)

Interest Income:
- ----------------
Loans                                   $15,784     $13,119     $45,635     $36,295
Securities                                3,078       2,793       9,193       8,047
Federal funds sold                          123         110         540         337
Other interest income                         -           -          36           -
                                        -------     -------     -------     -------
  Total interest income                  18,985      16,022      55,404      44,679
                                        -------     -------     -------     -------

Interest Expense:
- -----------------
Deposits                                  7,934       7,217      23,789      18,679
Short-term borrowings                     1,628         535       4,451       2,754
Long-term borrowings                        749         687       2,068       2,150
                                        -------     -------     -------     -------
  Total interest expense                 10,311       8,439      30,308      23,583
                                        -------     -------     -------     -------
  Net interest income                     8,674       7,583      25,096      21,096
Provision for estimated losses on loans     300         300         900         900
                                        -------     -------     -------     -------
  Net interest income after provision
    for estimated losses on loans         8,374       7,283      24,196      20,196
                                        -------     -------     -------     -------

Non-Interest Income:
- --------------------
Loan servicing fees                         577         554       1,782       1,846
Gain on sale of investment securities         -           -          11          21
Gain on sale of loans and
  mortgage-backed securities                410          39       1,232          35
Gain on sale of servicing                   246         977         791       1,794
Deposit account service charges           1,160         843       3,294       2,425
Other income                                 33          45         241         256
                                        -------     -------     -------     -------
  Total non-interest income               2,426       2,458       7,351       6,377
                                        -------     -------     -------     -------
                                         10,800       9,741      31,547      26,573
                                        -------     -------     -------     -------

Non-Interest Expense:
- ---------------------
Compensation, taxes and benefits          3,586       3,403      10,709       9,167
Occupancy and equipment                     833         764       2,578       2,118
Advertising                                 228         213         679         664
Professional fees                           204         170         481         472
Data processing                             179         178         601         507
Federal deposit insurance premiums          352         496       1,066       1,317
Amortization of intangible assets           278         240         835         489
Net cost of operation of other real estate  127          66         347         309
Other                                       877       1,032       2,682       2,571
                                        -------     -------     -------     -------
  Total non-interest expense              6,664       6,562      19,978      17,614
                                        -------     -------     -------     -------
  Income before income tax expense        4,136       3,179      11,569       8,959
Income tax expense                        1,551       1,093       4,130       3,081
                                        -------     -------     -------     -------
  Net income                              2,585       2,086       7,439       5,878
Dividends on preferred stock                113         278         340         797
                                        -------     -------     -------     -------
  Net income applicable to common
    stockholders                        $ 2,472     $ 1,808     $ 7,099     $ 5,081
                                        =======     =======     =======     =======


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
- ----------------------------------------------
Consolidated Statements of Income, continued
- --------------------------------------------
(Unaudited)
- -----------

                                        Three Months Ended         Nine Months Ended
                                        ------------------         -----------------
                                              June 30,                   June 30,
                                        --------------------------------------------
                                        1996         1995          1996       1995
- ------------------------------------------------------------------------------------

Earnings Per Common Share:
- --------------------------
  Primary                               $   .61     $   .58     $  1.76     $  1.64
  Fully diluted                         $   .58     $   .50     $  1.68     $  1.41

Dividends Per Common Share:             $   .13     $   .10     $   .39     $   .30
- ---------------------------

Average Number of Shares Outstanding:
- -------------------------------------
  Primary                             4,057,844   3,092,903   4,038,311   3,082,905
  Fully diluted                       4,457,087   4,233,591   4,438,959   4,191,152















The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
- ----------------------------------------------
Consolidated Statements of Cash Flows
- -------------------------------------
(Unaudited)
- -----------
                                                      Nine Months Ended
                                                      -----------------
                                                           June 30,
                                                    -----------------------
                                                     1996             1995
- ---------------------------------------------------------------------------
                                                    (dollars in thousands)
Operating Activities:
- ---------------------
Cash flows from operating activities:
  Net income                                     $  7,439          $  5,878
     Adjustments to reconcile net income
       to cash provided by (used in) operations:
     Depreciation                                   1,435             1,284
     Amortization of loan fees                         58              (502)
     Provision for estimated losses
       on loans and real estate                     1,263             1,390
     Amortization of intangibles                      835               489
     Dividends received on stock                     (203)             (185)
     Gain on sale of loans and securities          (1,243)              (56)
  Loans available-for-sale:
     Disbursements                               (105,249)          (22,344)
     Purchases                                   (190,016)          (43,773)
     Sales                                        276,352            62,183
     Repayments                                       415               445
  Increase in accrued interest receivable            (496)           (1,207)
  Increase in accrued interest payable                251               397
  Other, net                                       (1,219)            7,032
                                                 --------          --------
    Total adjustments                             (17,817)            5,153
                                                 --------          --------
      Net cash provided by (used in)
        operating activities                      (10,378)           11,031
                                                 --------          --------

Investing Activities:
- ---------------------
Cash flows from investing activities:
  Net decrease in federal funds
    sold and repurchase agreements                 17,651            6,867
  Investment securities available-for-sale:
    Purchases                                         (10)          (8,261)
    Sales                                             819           28,645
    Maturities                                      4,000            2,000
  Mortgage-backed securities available-for-sale:
    Purchases                                     (32,979)         (52,176)
    Sales                                           2,763           19,478
    Repayments                                     27,887           15,626
  Loan disbursements                             (333,620)        (248,984)
  Loan purchases                                   (4,325)         (30,465)
  Loan sales                                            -            7,214
  Loan repayments                                 275,223          196,161
  Purchases of premises and equipment              (1,290)          (1,128)
  Proceeds from sales of real estate                2,841            1,375
  Net increase in advances to
    attorneys for loans originated                 (6,253)          (3,842)
  Net cash received in acquisitions                     -           88,141
                                                 --------         --------
  Net cash provided by (used in)
    investing activities                          (47,293)          20,651
                                                 --------         --------

The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
- ----------------------------------------------
Consolidated Statements of Cash Flows, continued
- ------------------------------------------------
(Unaudited)
- -----------
                                                        Nine Months Ended
                                                        -----------------
                                                             June 30,
                                                      ---------------------
                                                      1996             1995
- ---------------------------------------------------------------------------
                                                      (dollars in thousands)
Financing Activities:
- ---------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                32,045          (32,697)
  Notes payable and other borrowed money:
    Proceeds                                        390,569          255,500
    Repayments                                     (385,600)        (263,915)
  Net increase in securities
    sold under agreements to repurchase              25,087           17,374
  Net increase in checks
    payable on loans originated                       2,956            1,188
  Issuance of common stock                              214               61
  Dividends paid on stock                            (1,842)          (1,120)
                                                   --------         --------
  Net cash provided by (used in)
    financing activities                             63,429          (23,609)
                                                   --------         --------

Net increase in cash and due from banks               5,758            8,073
Cash and due from banks beginning of period          24,610           16,293
                                                   --------         --------
Cash and due from banks end of period              $ 30,368         $ 24,366
                                                   ========         ========

Supplemental Disclosures of
- ---------------------------
  Cash Flow Information:
  ----------------------
Cash paid during the period for:
  Interest                                         $ 30,057         $ 22,852
  Income taxes                                        4,137            1,805
Noncash investing and financing activities:
  Real estate foreclosed                           $  2,028         $  1,205
  Financing of sales of foreclosed real estate          245            3,359
  Dividends declared, unpaid on preferred stock         114              279
  Dividends declared, unpaid on common stock            520              301
Acquisitions:
  Fair value of assets acquired                           -         $(62,006)
  Fair value of liabilities assumed                       -          150,147
                                                                    --------
  Net cash received                                       -         $ 88,141
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

                FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)
                                  -----------



1.  Summary of Significant Accounting Policies
    ------------------------------------------

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the savings and loan industry.
The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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


3.  Sale of Servicing
    -----------------

During the three and nine months ended June 30, 1996, Liberty Mortgage Corporation ("Liberty Mortgage"), the Company's mortgage banking subsidiary, sold bulk loan servicing rights with aggregate principal balances of zero and $67 million, respectively, compared to $89 million and $214 million, respectively, a year earlier. This resulted in a gain on the sale of servicing of zero and $791,000 for the three and nine months ended
June 30, 1996 compared to $977,000 and $1.8 million, respectively, for the same periods a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months. The servicing sales during both the nine months ended June 30, 1996 and 1995 included principal balances of $21 million and $47 million, respectively in servicing rights which Liberty Mortgage had granted recourse to the seller. Accordingly, the deferred gain related to such rights of $246,000 for the nine months ended June 30, 1996 was recognized in the third quarter when its recourse expired, and the related gain of $552,000 for the nine months ended June 30, 1995 was deferred and recognized in the fourth quarter of fiscal 1995.


4.  Mortgage Servicing Rights
    -------------------------

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three and nine month periods ended June 30, 1996 and 1995 (dollars in thousands).

                                       Three Months Ended  Nine Months Ended
                                       ------------------  -----------------
                                            June 30,            June 30,
                                       -------------------------------------
                                        1996        1995    1996        1995
                                       -------------------------------------
Capitalized                             $1,633     $   73   $3,592    $  140
Sold                                         -        312       45       692
Amortized                                  211         95      433       350
Charged off                                  -         52        -        52

Net Investment at June 30,                                   5,190     1,961

Prior to October 1, 1995 Liberty Mortgage recorded mortgage servicing rights relating only to loans purchased. Effective October 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122 "Accounting for Mortgage Servicing Rights". This statement amends SFAS
No. 65 "Accounting for Certain Mortgage Banking Activities" and requires, among other things, a mortgage banking enterprise to recognize as separate assets MSRs regardless of whether the MSRs are purchased or originated. As a result of the adoption of SFAS No. 122, the Company capitalized $515,000 and $1.3 million and amortized $53,000 and $80,000 MSRs for the three and nine months ended June 30, 1996, respectively, associated with loans originated.

5.  Acquisitions
    ------------

On January 19, 1996 the Company announced an agreement to acquire Middle Georgia Bank in Byron, Georgia. Middle Georgia Bank has two offices, approximately $110 million in assets, $100 million in deposits, and $63 million in loans. This transaction is expected to close in the first quarter of fiscal 1997, subject to regulatory approval. The transaction, if approved, is expected to be accounted for as a pooling-of-interests.

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


Report of Independent Accountants
- ---------------------------------

The Board of Directors
First Liberty Financial Corp.

We have reviewed the accompanying consolidated financial statements of First Liberty Financial Corp. and Subsidiaries as of June 30, 1996 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
August 12, 1996

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

The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 5%. Liberty Bank was in compliance with its requirements at June 30, 1996.


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

The following table reflects Liberty Bank's compliance with regulatory capital requirements at June 30, 1996 (dollars in thousands):

        Actual for Liberty Bank          Regulatory   Requirement
- -----------------------------------------------------------------
                              % of                    % of
   Capital                  Adjusted                Adjusted     Excess
   Standard      Amount      Assets      Amount      Assets      Amount
- ------------------------------------------------------------------------
  Tangible      $59,818      6.10%      $14,719      1.50%      $45,099
- ------------------------------------------------------------------------
  Core          $61,569      6.26%      $29,491      3.00%      $32,078
- ------------------------------------------------------------------------
  Risk-based    $80,714     11.24%      $57,451      8.00%      $23,263
- ------------------------------------------------------------------------

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


Commitments
- -----------

Commitments to originate loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate or purchase residential mortgage loans of approximately $87 million, including $2.6 million to be held in portfolio and $47 million on which the interest rate had not been locked-in at June 30, 1996. Commitments to sell and purchase residential mortgage loans and mortgage-backed securities for mandatory delivery at June 30, 1996 were approximately $64 million and $4.5 million, respectively. Also at June 30, 1996, the Company bought $4.0 million of optional commitments to sell residential mortgage loans. Loans in process (which represent undisbursed loan commitments related to construction loans) and unused lines of credit amounted to $88 million at June 30, 1996.


Results of Operations
- ---------------------

The Company's consolidated net income for the three and nine months ended June 30, 1996 was $2.6 million and $7.4 million, respectively, compared to $2.1 million and $5.9 million for the three and nine months ended June 30, 1995, respectively. The Company's net income is affected by the level of its non-interest income, non-interest expense and the level of earnings of its mortgage banking operations. However, the Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income"). Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities. During the quarter ended June 30, 1996 Liberty Bank increased wholesale time deposits by approximately $32 million. Wholesale deposits are generated through brokers and national time deposit networks. Periodically Liberty Bank will utilize these deposit resources to supplement other funding. The following tables reflect the effective yields and costs of funds for the three and nine month periods ended June 30, 1996 and 1995. Average balances, yields and costs of funds have been restated to reflect the conversion from using month-end to daily balances in computing averages (dollars in thousands:)

                                    Average Balance           Rate/Yield
                                    ---------------           ----------
                                  Three Months Ended      Three Months Ended
                                  ------------------      ------------------
                                        June 30,               June 30,
                                        --------               --------
                                    1996       1995          1996     1995
                                  -------------------      -----------------
Interest-Earning Assets:
- ------------------------
  Loans                           $714,676    $572,501       8.84%    9.17%
  Securities                       166,206     158,379       7.41%    7.05%
  Federal funds sold and
    repurchase agreements           10,060       6,078       4.90%    7.22%
                                  --------    --------      -----    -----
All interest-earning assets       $890,942    $736,958       8.52%    8.70%
                                  ========    ========      -----    -----

Interest-Bearing Liabilities:
- -----------------------------
  Deposits                        $739,839    $678,489       4.29%    4.25%
  Borrowings                       149,062      56,559       6.38%    8.64%
                                  --------    --------      -----    -----
All interest-bearing liabilities  $888,901    $735,048       4.64%    4.59%
                                  ========    ========      -----    -----

Interest rate spread                                         3.88%    4.11%
- --------------------                                        =====    =====
Interest income as a percentage
- -------------------------------
  of average earning assets                                  3.90%    4.12%
  -------------------------                                 =====    =====


                                    Average Balance            Rate/Yield
                                    ---------------            ----------
                                   Nine Months Ended       Nine Months Ended
                                   -----------------       -----------------
                                        June 30,                 June 30,
                                        --------                 --------
                                    1996        1995         1996     1995
                                   ------------------      -----------------
Interest-Earning Assets:
- ------------------------
  Loans                           $674,690    $541,193       9.02%    8.94%
  Securities                       169,001     161,715       7.25%    6.64%
  Federal fund sold and
    repurchase agreements           12,215       7,262       5.90%    6.19%
                                  --------    --------      -----    -----
All interest-earning assets       $855,906    $710,170       8.63%    8.39%
                                  ========    ========      -----    -----

Interest-Bearing Liabilities:
- -----------------------------
  Deposits                        $724,621    $618,156       4.38%    4.03%
  Borrowings                       127,949      84,934       6.79%    7.70%
                                  --------    --------      -----    -----
All interest-bearing liabilities  $852,570    $703,090       4.74%    4.47%
                                  ========    ========      -----    -----

Interest rate spread                                         3.89%    3.92%
- --------------------                                        =====    =====
Interest income as a percentage
- -------------------------------
  of average earning assets                                  3.90%    3.96%
  -------------------------                                 =====    =====

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense for the nine month period ended June 30, 1996 and the nine month period ended June 30, 1995 (dollars in thousands):

                                    June 30, 1996    vs    June 30, 1995
                                -------------------------------------------
                                                   Due To
                                -------------------------------------------
                                                         Rate/
                                  Rate       Volume      Volume     Total
                                --------    --------    --------   --------
Changes in Interest Income:
- ---------------------------
  Loans                          $   310    $ 8,953     $    77    $ 9,340
  Securities                         749        363          34      1,146
  Federal funds sold and
    repurchase agreements            (16)       230         (11)       203
                                 -------    -------     -------    -------
Total interest income              1,043      9,546         100     10,689
                                 -------    -------     -------    -------

Changes in Interest Expense:
- ----------------------------
  Deposits                         1,615      3,217         278      5,110
  Borrowings                        (577)     2,484        (292)     1,615
                                 -------    -------     -------    -------
Total interest expense             1,038      5,701         (14)     6,725
                                 -------    -------     -------    -------

Net interest income              $     5    $ 3,845     $   114    $ 3,964
                                 =======    =======     =======    =======


The Company's provision for estimated loan losses remained at $300,000 and $900,000, respectively, during the three and nine months ended June 30, 1996 June 30, 1995. There were net charge-offs to the loan loss reserve of $246,000 and $658,000 during the three and nine months ended June 30, 1996, respectively, compared to net charge-offs of $348,000 and $127,000, respectively, for the same periods a year earlier. Loan loss reserves at June 30, 1996 were $8.1 million, or 275% of nonperforming loans, or 1.16% of loans held for investment, compared to $6.9 million, or 176% of nonperforming loans, or 1.17% of loans held for investment at June 30, 1995.

The table below summarizes nonperforming assets at June 30, 1996 and June 30, 1995. Nonperforming assets consist of nonaccrual loans, foreclosed real estate, other repossessed assets, and loans past due 90 days or more which are still accruing (dollars in thousands).

                                                       June 30,
                                             ----------------------------
                                               1996                1995
                                             ----------------------------
Nonaccrual loans                              $2,928              $1,652
Loans past due 90 days or more
 and still accruing                                -               2,273
Real estate acquired through foreclosure       3,572               4,889
Other repossessed assets                         219                 160
                                              ------              ------
Total nonperforming assets                    $6,719              $8,974
                                              ======              ======
Total nonperforming assets as
 a percentage of total assets                    .68%               1.08%
                                              ======              ======

At June 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" totaled $9.4 million, with a corresponding valuation allowance of $1.7 million.

Real estate owned before the allowance for estimated losses decreased from $4.5 million at September 30, 1995 to $3.8 million at June 30, 1996 reflecting foreclosures of $2.0 million, sales of $3.3 million and capital expenditures totaling $656,000.

Liberty Mortgage originated loans during the three and nine months ended June 30, 1996 totaling $114 million and $304 million, respectively, compared to $37 million and $102 million for the same periods a year earlier.

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three and nine month periods ended June 30, 1996 and 1995 (dollars in thousands).

                                   Three Months Ended    Nine Months Ended
                                   ------------------    -----------------
                                         June 30,             June 30,
                                   ---------------------------------------
                                    1996        1995      1996       1995
                                   ---------------------------------------
Capitalized                        $1,633      $   73    $3,592     $  140
Sold                                    -         312        45        692
Amortized                             211          95       433        350
Charged off                             -          52         -         52

Net Investment at June 30,                                5,190      1,961

Prior to October 1, 1995 Liberty Mortgage recorded mortgage servicing rights relating only to loans purchased. Effective October 1, 1995 the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights". This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" and requires, among other things, a mortgage banking enterprise to recognize as separate assets MSRs regardless of whether the MSRs are purchased or originated. As a result of the adoption of SFAS No. 122, the Company capitalized $515,000 and $1.3 million and amortized $53,000 and $80,000 MSRs for the three and nine months ended June 30, 1996, respectively, associated with loans originated.

During the three and nine months ended June 30, 1996, Liberty Mortgage sold bulk loan servicing rights with aggregate principal balances of zero and $67 million, respectively, compared to $89 million and $214 million, respectively, a year earlier. This resulted in a gain on the sale of servicing of zero and $791,000 for the three and nine months ended June 30, 1996 compared to $977,000 and $1.8 million, respectively, for the same periods a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months. The servicing sales during both the nine months ended June 30, 1996 and 1995 included principal balances of $21 million and $47 million, respectively in servicing rights which Liberty Mortgage had granted recourse to the seller. Accordingly, the deferred gain related to such rights of $246,000 for the nine months ended
June 30, 1996 was recognized in the third quarter of fiscal 1996 when its recourse expired, and the related gain of $552,000 for the nine months ended June 30, 1995 was deferred and recognized in the fourth quarter of fiscal 1995.

Non-interest income (net of gains on the sale of assets) increased $328,000 and $790,000 during the three and nine months ended June 30, 1996 as compared to the same periods a year earlier. Contributing to this variance was the increase in deposit account service charges of $317,000 or 38% and $869,000 or 36% for the same periods mainly due to year-to-date average transaction accounts increasing 26% from June 1995 to June 1996.

The net cost of operations of other real estate increased by $61,000 and $38,000 for the three and nine months ended June 30, 1996, respectively, as compared to the same periods a year ago. Contributing to this variance were the following (dollars in thousands).
                                     Three Months Ended  Nine Months Ended
                                     ------------------  -----------------
                                            June 30,          June 30,
                                     -------------------------------------
                                       1996       1995     1996      1995
                                     -------------------------------------
Provisions for estimated losses        $173       $ 78     $363      $490
Net gains on sales                        -         (2)     (24)     (174)
Net expense (income) from operations    (46)       (10)       8        (7)
                                       ----       ----     ----      ----
  Net cost of operation of other
    real estate                        $127       $ 66     $347      $309
                                       ====       ====     ====      ====

Non-interest expense (net of other real estate operations) remained at $6.5 million for the quarters ended June 30, 1996 and 1995, and increased $2.3 million or 13% for the nine months then ended. The acquisitions during the first two quarters of fiscal 1995 were largely responsible for the increase
during the nine month period.   Approximated expenses directly relating to
the acquisitions are as follows (dollars in thousands).

                                       Three Months Ended   Nine Months Ended
                                       ------------------   -----------------
                                          June 30, 1996       June 30, 1996
                                       ------------------   -----------------
Compensation, taxes and benefits             $  167               $1,741
Occupancy and equipment                          28                  429
Advertising                                       6                   53
Professional fees                                 2                   26
Data processing                                   6                   82
Federal deposit insurance premiums               21                  273
Amortization of intangible assets                38                  532
Other                                            35                  413
                                             ------               ------
  Total                                      $  303               $3,549
                                             ======               ======

Excluding acquisition related expenses, non-interest expense declined 4% and 7%, respectively, for the three and nine months ended June 30, 1996 as compared to the same periods in 1995. Significantly impacting this decrease was federal deposit insurance premiums declining in total $144,000 and $241,000, respectively for these periods due to lower assessment rates.


Accounting for Income Taxes
- ---------------------------

The Company's effective income tax rate for the nine months ended June 30, 1996 and 1995 was 36% and 34%, respectively. The Company's management has determined that it is more likely than not that its deferred tax assets will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at June 30, 1996 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

The Company's income tax returns are periodically examined by various taxing authorities. The Internal Revenue Service ("IRS") has examined the 1986 through 1989 federal income tax returns. The Company has reached a basic agreement for final settlement with the IRS for the aforementioned examination and expects the final approval of the settlement in the fourth quarter of fiscal 1996. There will be no adverse impact on the consolidated financial statements as a result of this settlement as it is currently scheduled.


Acquisitions
- ------------

On January 19, 1996 the Company announced an agreement to acquire Middle Georgia Bank in Byron, Georgia. Middle Georgia Bank has two offices, approximately $110 million in assets, $100 million in deposits, and $63 million in loans. This transaction is expected to close in the first quarter of fiscal 1997, subject to regulatory approval. The transaction, if approved, is expected to be accounted for as a pooling-of-interests.

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


Recently Formed Subsidiaries
- ----------------------------

The Company formed a new subsidiary, New South Financial Services, Inc. ("New South"), for the purpose of entering the consumer finance business. Operations are scheduled to commence during the first quarter of fiscal 1997. New South is not expected to have a material effect on 1997's net income.

PART II - Other information
- ---------------------------



Item 4.  Submission of Matters to a Vote of Securities Holders
- -------  -----------------------------------------------------

      There were no matters submitted to a vote of securities holders during the quarter ended June 30, 1996.


Item 6.  Exhibits and Reports Filed on Form 8-K
- -------  --------------------------------------

      (a)   Exhibits

      Exhibit 11 - Statements of Computation of Earnings Per Share
      Exhibit 15 - Awareness Letter of Coopers & Lybrand
      Exhibit 27 - Financial Data Schedule

      (b)   Reports Filed on Form 8-K

      None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            FIRST LIBERTY FINANCIAL CORP.




  DATE:       August 13, 1996                   /s/  David L. Hall
         -------------------------              ----------------------------
                                                David L. Hall
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Duly authorized principal
                                                financial officer)





  DATE:       August 13, 1996                   /s/  Laura B. Cross
         -------------------------              ----------------------------
                                                Laura B. Cross
                                                Vice President and Controller
                                                (Duly authorized principal
                                                accounting officer)

                          FIRST LIBERTY FINANCIAL CORP.
                          -----------------------------

                               Index of Exhibits



The following exhibits are filed as part of the Report.


Exhibit No.                Description                             Page
- -----------                -----------                             ----



  11          Statements of Computation of Earnings Per Share       22

  15          Awareness Letter of Coopers & Lybrand                 24

  27          Financial Data Schedule                                -