Form 10-K
period 1996-09-30
FIRST LIBERTY FINANCIAL CORP
filed 1996-12-19
CIK 760077

                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                           Washington, D.C. 20549
                           ----------------------

                                 FORM 10-K
                                 ---------
(Mark One)
  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ---
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended September 30, 1996
                               OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     Commission file number 0-14417

                      FIRST LIBERTY FINANCIAL CORP.
                      -----------------------------
         (Exact name of Registrant as specified in its charter)

       Georgia                                     58-1680650
       -------                                     ----------
(State of incorporation)                      (I.R.S. Employer
                                              Identification Number)
                           201 Second Street
                           -----------------
                          Macon, Georgia 31297
                          --------------------
     (Address of principal executive offices, including zip code)
                            (912) 743-0911
                            --------------
         (Registrant's telephone number, including area code)

                            --------------
       Securities registered pursuant to Section 12(b) of the Act:
                                  None

       Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $1.00 par value
                      -----------------------------
         Series B 6.00% Cumulative Convertible Preferred Stock
         -----------------------------------------------------
      8 1/4% Convertible Subordinated Debentures Due August 1, 2005
      -------------------------------------------------------------
                       Common Stock Purchase Rights
                       ----------------------------
                             (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.                              Yes    X        No
                                         ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                           ---

The aggregate market value of the Registrant's outstanding Common
Stock held by non-affiliates of the Registrant on December 3, 1996 was $98,128,645. There were 7,110,706 shares of Common Stock outstanding as of December 3, 1996.

                DOCUMENTS INCORPORATED BY REFERENCE
                -----------------------------------
Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 1997 are incorporated by reference in Part III hereof. Exhibit index appears on page 104.

                    FIRST LIBERTY FINANCIAL CORP.
                    -----------------------------

                     Annual Report on Form 10-K
            For the Fiscal Year Ended September 30, 1996


Item                                                       Page
Number                                                    Number
------                                                    ------
                              Part I

1.   Business............................................     3
2.   Properties..........................................    28
3.   Legal Proceedings...................................    29
4.   Submission of Matters to a Vote of Stockholders.....    29
4(A) Executive Officers of the Registrant................    29

                             Part II

5.   Market for Registrant's Common Stock and Related
     Stockholder Matters.................................    31
6.   Selected Financial Data.............................    32
7.   Management's Discussion and Analysis of Results
     of Operations and Financial Condition...............    35
8.   Financial Statements and Supplementary Data.........    58
9.   Disagreements on Accounting and Financial Disclosure    99


                            Part III

10.  Directors and Executive Officers of the Registrant..    99
11.  Executive Compensation..............................    99
12.  Stock Ownership of Certain Beneficial Owners and
     Management..........................................    99
13.  Certain Relationships and Related Transactions......    99

                             Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K.........................................   100
     Signatures..........................................   103
     Index of Exhibits...................................   104

                                PART I
                                ------

ITEM 1.   BUSINESS
------------------

Introduction
------------

First Liberty Financial Corp. ("First Liberty") is a savings and loan holding company headquartered in Macon, Georgia which owns and operates First Liberty Bank ("Liberty Bank"), and its wholly-owned subsidiaries, Liberty Mortgage Corporation ("Liberty Mortgage") and NewSouth Financial Services, Inc. ("NewSouth"). At September 30, 1996, First Liberty had total assets of approximately $1.1 billion, total deposits of approximately $760 million and stockholders' equity of approximately $76 million.

Liberty Bank is a federally chartered stock savings bank headquartered in Macon, Georgia which serves Macon, Savannah and other Georgia cities through its home office and 30 full service branch offices. Liberty Bank operates as a system of community banks under a single charter along with a residential construction loan production office located in Atlanta, Georgia. Based on total assets at September 30, 1996, Liberty Bank is the largest savings institution headquartered in Georgia.

Throughout this document, reference to a year by number (i.e., not preceded by a month and date) implies a fiscal year ended September 30.

Through Liberty Mortgage, Liberty Bank also operates a mortgage banking business in all of its market areas and through correspondent relationships in several southeastern states.
Liberty Mortgage originates permanent first mortgage loans on residential properties for Liberty Bank's portfolio and for sale in the secondary market. During fiscal 1996, Liberty Mortgage originated approximately $378 million of permanent residential mortgage loans. Liberty Mortgage's loan servicing portfolio was approximately $1.0 billion at September 30, 1996, including approximately $210 million of loans serviced for Liberty Bank. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Non-Interest Income" - herein.

During 1996, First Liberty organized NewSouth to engage in the consumer finance business in selected Georgia market areas.
NewSouth commenced operations in four offices during the first quarter of fiscal 1997.

First Liberty's Vision and Strategy Statements
----------------------------------------------

First Liberty operates under a three-year strategic plan which is renewed annually. As a part of that plan, First Liberty has adopted a vision and strategy statement to communicate to customers, employees and stockholders its vision and strategic direction. The vision statement reads as follows:

     "We will operate an independent, high quality system of community banks and affiliated businesses, with focus on serving consumers and businesses with selected financial services."

The strategy statement includes a strategic direction for customer development, employee development, stockholders and acquisitions.
The strategy statement for stockholders reads as follows:

     "We will continue to operate in a safe and sound manner. Our financial targets are as follow:"

                   Measure                   Target
              -----------------------------  ------
              Return on Equity               16.00%
              Return on Assets                1.15%
              Efficiency Ratio               55.00%
              Criticized Loans to Net Loans   4.00%
              Classified Loans to Net Loans   1.00%
              Nonperforming Assets Ratio      1.00%

Management believes these financial targets are attainable within the Company's current three-year strategic plan period. The major components of the strategic plan are as follows:

     Safety - First Liberty plans to continue to conduct its
     ------
     operations consistent with safe and prudent banking practices, in compliance with all applicable laws and regulations.

     Capital Adequacy - Liberty Bank is classified as a "well-
     ----------------
     capitalized" institution for regulatory purposes. Liberty Bank will seek to maintain capital adequacy primarily through the retention of earnings, supplemented as needed through capital offerings. See "Acquisitions," herein.

     Credit Quality - First Liberty currently operates within the
     --------------
     established target levels for credit quality and intends to maintain the level of its nonperforming and other criticized and classified assets inside established targets. First Liberty will continue to commit significant resources to the credit administration and credit review functions to insure continued adherence to credit policies and underwriting standards.

     Operating Efficiency - First Liberty will strive to be a low
     --------------------
     cost provider of financial services by delivering its products and services in an "optimized" environment. Operating/staff functions will be conducted on a centralized basis while the business development functions will be decentralized to enhance customer service. These efforts will be focused to absorb excess capacity of existing resources, to promote profitable growth and to improve investment returns.

     Growth - Without compromising the above objectives, First
     ------
     Liberty will strive to expand Liberty Bank's market share in its middle, south and coastal Georgia market areas through internal growth and selected acquisitions. First Liberty believes that acquisitions of thrifts or banks (or of their assets and deposits) in existing or contiguous markets represent a low-cost method of expanding Liberty Bank's market share, broadening its franchise and improving its operating efficiencies. See "Acquisitions," herein.

     Liberty Mortgage will expand market share for retail loan originations in metropolitan Atlanta and through Liberty Bank in middle, south and coastal Georgia market areas. Additionally, Liberty Mortgage will expand its market share for wholesale loan originations in the southeastern United States through correspondent relationships. NewSouth plans to expand in selected market areas in Georgia to include certain market areas of Liberty Bank.

From time to time, the Company may publish forward-looking statements, such as the ones in the preceding paragraphs, relating to such matters as anticipated financial performance, business prospects, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but are not limited to the following:

     a.   Deterioration in local economic conditions;
     b.   Deterioration in national or global economic conditions;
     c. Significant changes in laws and regulations affecting the financial service industry; and
     d.   Significant changes in local competition.

Acquisitions
------------

On November 15, 1996, the Company acquired by merger Middle Georgia Bank ("MGB"). MGB on the date of acquisition held the following approximate balances: loans of $67 million, cash and investments of $58 million, premises and equipment of $1 million and deposits of $117 million. This business combination has been accounted for utilizing the pooling-of-interests method of accounting. No intangible assets were recorded from the acquisition.

In September 1995, the Company acquired by merger Tifton Banks, Inc. ("Tifton") of Tifton, Georgia, and its subsidiary, Tifton Bank & Trust Company ("Tifton Bank"). Tifton Bank on the date of acquisition held the following approximate balances: loans of $42 million, cash and investments of $21 million, premises and equipment of $1 million and deposits of $45 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

In March 1995, the Company acquired three banking offices located in Sylvania, Vidalia and Waycross, Georgia from a commercial bank. Total assets acquired were approximately $3 million and total cash received and deposits assumed were approximately $95 million. Intangible assets resulting from the acquisition were approximately $4 million.

In December 1994, the Company acquired by merger Central Banking
Company ("CBC") of Swainsboro, Georgia, and its subsidiary, The

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

In December 1992, the Company acquired First Federal Savings and Loan Association, Milledgeville, Georgia ("First Federal") in a supervisory merger-conversion for a cash purchase price of $1,000. First Federal, on the date of acquisition, held loans and mortgage-backed securities of approximately $32 million, cash and investments of approximately $6 million, premises and equipment with a value of approximately $1 million, deposits of approximately $38 million, and other borrowings of approximately $3 million. Intangible assets resulting from the acquisition amounted to approximately $449,000.

Issuance and Redemption of Convertible Preferred Stock
------------------------------------------------------

In December 1994 and September 1995, in connection with the respective acquisitions of Tifton and CBC, the Company issued $7.6 million in Series B 6.00% Cumulative Convertible Preferred ("Series B") stock. The shares have a liquidation preference of $25.00 per share. Dividends on the Series B stock are cumulative at an annual rate of $1.50 per share and are payable quarterly. Each share of the Series B stock is convertible at the option of the holder into
1.79 shares of common stock, at a conversion price of $14.00 per share of common stock, subject to adjustment in certain circumstances. The Company, at its option, may redeem the Series
B stock at any time on or after January 1, 1997.

In February 1993, First Liberty issued 460,000 shares of Series A 7.75% Cumulative Convertible Preferred ("Series A") stock which raised approximately $10.5 million in equity. The Series A provided for cumulative cash dividends payable quarterly at the rate of $1.9375 per share per annum. A share of Series A was convertible at the option of the holder into three shares of First Liberty Common Stock. In July 1995 the Company redeemed 2,537 shares of Series A for $66,879, plus accrued and unpaid dividends. The remaining 457,463 shares of the Series A were converted into 1,372,389 shares of the Company's common stock, at a conversion price of $8.33 per share of common stock.

Lending Activities
------------------

General
-------

Liberty Bank originates loans primarily in Macon, Savannah and the other Georgia cities in which its offices are located, and through loan production offices specializing in residential real estate construction lending located in metropolitan Atlanta. Even though Liberty Bank is permitted by the Office of Thrift Supervision ("OTS") to originate loans collateralized by real estate located anywhere in the United States, it concentrates its lending activities in the primary market areas in which it operates. Liberty Mortgage originates and operates through correspondent relationships to purchase real estate loans in Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and Virginia principally for sale into the secondary market.

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
                                         Macon MSA   Savannah MSA
                                       ------------- ------------
Population (1994)                          307,420       275,656
% Change (1990-1994)                          5.60%         6.90%
Households (1990)                          106,478        94,940
% Change (1980-1990)                         15.30%        18.20%
Personal income (1993)
  % Earnings:
    Goods producing industries               23.60%        26.20%
    Service producing industries             49.50%        57.60%
    Government                               28.40%        17.80%
Unemployment rate (1993)                      5.80%         6.00%
Per capita personal income (1993)          $17,886       $18,808

Source: Selig Center for Economic Growth-The University of Georgia

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

In the case of owner-occupied single-family residences, First Liberty may make permanent residential mortgage loans for up to 95% of the appraised value of the property. Loans on non-owner occupied real estate of not more than four family units, generally are made for up to 75% of the appraised value. All conventional loans with loan-to-value ratios in excess of 80% generally have private mortgage insurance covering that portion of the loan in excess of 70% of the appraised value. The borrower pays the cost of this insurance through a single premium paid at the time of loan origination and/or through a monthly payment during the term of the loan. The borrower also generally makes monthly payments into an escrow account equal to 1/12 of the annual hazard insurance premiums and property taxes on the property which secures the loan. Interest rates and loan fees charged on loans originated are competitive with other financial institutions in First Liberty's general market areas.

First Liberty has offered, in addition to fixed rate residential loans, a variety of loans on which the interest rate and payment may be adjusted provided that the adjustments are tied to specified indices. These adjustable rate mortgage loans ("ARMs") permit greater flexibility in adjusting loan yields to changes in the cost of funds. ARMs generally have loan terms up to 30 years with rate adjustments ranging from one to ten years during the term of the loan. Most ARMs have caps on the maximum amount of change in the interest rate at any adjustment period and over the life of the loan.

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

Commercial Real Estate Loans
----------------------------

Federally chartered thrifts are permitted to invest in non-residential real estate loans so long as such loans do not exceed 400% of capital. Liberty Bank is conservative in making loans of this nature choosing to limit this type of lending to its primary banking markets, to customers with proven track records and strong credit histories, and to projects that are soundly underwritten.

Interim construction and permanent commercial real estate loans are secured by owner-occupied businesses, commercial and industrial properties, apartment projects, office buildings, shopping centers and other properties located in Liberty Banks's primary banking markets. Construction and permanent commercial real estate loans are underwritten with the primary analysis focusing on the adequacy of net operating income and cash flow being available to provide debt service. These loans are generally made for up to 80% of the appraised value of the property in conformity with the guidelines found in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

Consumer Loans and Indirect Lending
-----------------------------------

Federally chartered thrifts are authorized to make both secured and unsecured consumer loans for personal or household purposes in amounts up to 30% of the institution's total assets. At September 30, 1996, these types of consumer loans constituted 16% of Liberty Bank's total assets. In addition, these institutions have lending authority above the 30% limit for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and education loans.

Liberty Bank currently purchases consumer loans secured by new and used automobiles and recreational vehicles from approximately 100 select dealers in its banking markets on a non-recourse basis ("indirect loans"). At September 30, 1996, indirect loans constituted $155 million or 20% of the total loan portfolio, or approximately 65% of Liberty Bank's consumer loan portfolio. This compares to total indirect loans of $124 million or 19% of the total loan portfolio, or 63% of the consumer loan portfolio at September, 30, 1995. Liberty Bank intends to continue prudent expansion of its consumer lending activities, including indirect lending activities, subject to market conditions, as part of its strategy to provide a full range of banking products and services to its customers.

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

Liberty Bank is authorized by federal law to make secured and unsecured loans for business or agricultural purposes in amounts aggregating no more than 10% of its total assets. Additionally, some business loans secured by nonresidential real estate are subject to a separate limit, see "Commercial Real Estate" - herein. Commercial business loans subject to the 10% limitation represented 6.4% of total assets.

Loan Originations and Processing
--------------------------------

Liberty Mortgage actively solicits mortgage loan applications from existing customers, local real estate agents, builders, developers and others. Additionally, numerous loan applications are received as a result of media advertising, customer referrals and from walk-in customers at loan production offices.

Liberty Bank has a structured loan approval process in which lending authority for various types and amounts of loans is delegated by the Board of Directors to loan officers on a basis commensurate with seniority and lending experience. Liberty Bank has a Senior Loan Committee which must approve loans in amounts above $500,000 and up to $4 million. Liberty Bank's Board of Directors regularly reviews and ratifies the actions of the Senior Loan Committee and must approve any loan relationship of $4 million or more.

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

(i.e., collecting principal and interest payments on behalf of investors) after selling such loans to the secondary market. Mortgage and loan fees generally are payable upon the closing of the loan in amounts ranging from 1% to 3% of the principal amount of the loan. Consumer and some commercial loan fees are based on a fixed rate per loan ranging from $55 to $100. Servicing fees are payable monthly by the loan purchaser in an amount equal to 1/4 to 1/2 of 1% per annum of the unpaid principal balance of each loan. As of September 30, 1996, Liberty Mortgage serviced loans for Liberty Bank and for others aggregating approximately $1.0 billion. Liberty Bank may also receive commitment fees in connection with certain commitments on multi-family commercial and development loans. Other loan fee income includes fees from late payment charges, prepayment premiums, loan assumption fees, renewal fees, property transfer fees and miscellaneous services related to its loans.

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

Liberty Bank uses an asset classification system which is consistent with OTS regulations, which apply to all assets of an insured institution and require each institution to periodically classify its assets. There are four categories of "criticized" assets: Special Mention, Sub-Standard, Doubtful and Loss. Assets classified as substandard, doubtful or loss are considered "classified". The classification of assets is subject to OTS review and re-classification. Institutions must include aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to the OTS. Liberty Bank's loan classification system utilizes both the account officer and an independent loan review function to monitor the classification of Liberty Bank's loans. The account officer is charged with the responsibility of monitoring changes in loan quality within his or her loan portfolio and reporting changes directly to loan review and senior management. Additionally, loan review performs an independent review of Liberty Bank's loans to determine that the appropriate risk grade has been assigned to each borrowing relationship.

Liberty Bank's policy requires an annual review of all borrowing relationships exceeding $100,000 in aggregate debt. A report of the results of these reviews on loans of $500,000 and greater are forwarded to the Board of Directors for their review. Delinquencies are monitored on all loans as a basis for potential inclusion in general valuation reserves or, ultimately, for potential charge-off. Loans which are delinquent 90 days (four payments) or longer generally are placed on nonaccrual status unless the collectibility of principal and accrued interest is assured beyond a reasonable doubt. In certain cases, loans less than 90 days (four payments) delinquent are placed on nonaccrual where uncertainty exists as to their collectibility. Real estate acquired through foreclosure is classified as sub-standard unless there is sufficient evidence to indicate such classification is not warranted. A portfolio of mortgage-backed securities are all guaranteed by either the GNMA, the FNMA, the FHLMC, or investment grade private issuers and are therefore not generally subject to any material risk of collateral loss. Similarly, the portfolio of investment securities is comprised of U.S. Government obligations of the Federal Home Loan Bank ("FHLB") of Atlanta and investment grade corporate debt securities.

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

Interest Rate Risk
------------------

Interest rate risk is a measure of exposure to changes in net interest income or the theoretical market value of portfolio equity due to changes in market interest rates. The differential (known as "gap"), is the difference between interest rate sensitive assets and interest rate sensitive liabilities over a specified period of time and represents a measure of sensitivity of net interest income to changes in interest rates. A positive gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative gap indicates an excess of rate sensitive liabilities over rate sensitive assets.

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

Liberty Bank also operates under a hedging policy and Liberty Mortgage also operates under a secondary marketing policy. The hedging policy applies to Liberty Bank's use of forward commitments, interest rate swaps, interest rate caps and floors and other similar hedging instruments. Liberty Bank's ALCO is responsible for implementation of the policy. The policy outlines authorized objectives, sets limits on activities, outlines the responsibilities for approval, implementation and monitoring of hedging activities. For the three years ended September 30, 1996, Liberty Bank did not engage in any transactions under its hedging policy.

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

Investment decisions are made by authorized officers under the supervision of Liberty Bank's Board of Directors pursuant to its investment policy. Brokers ("counterparties") approved by the ALCO are used to effect securities transactions. The investment policy outlines the criteria for monitoring Liberty Bank's counterparties.

Under the investment policy, assets held to meet Liberty Bank's liquidity requirement are classified as available-for-sale due to the reasonable possibility of liquidation prior to maturity. Additionally, all other securities have also been classified as available-for-sale based on management's determination that such assets may be liquidated prior to maturity. Liberty Mortgage classifies all loans originated as available-for-sale unless originated pursuant to a specific portfolio commitment to Liberty Bank. All other loans are considered held-for-investment unless specifically classified otherwise. As of September 30, 1996, $257 million or 26% of First Liberty's earning assets were classified as available-for-sale.

At September 30, 1996, Liberty Bank's investment portfolio, consisted of government agency debt and equity securities of investment grade and Federal Home Loan Bank stock. Additionally, Liberty Bank holds investments in investment grade mortgage-backed securities. Liberty Bank does not invest in collateralized mortgage obligations considered "high risk" as defined by the Federal Financial Institutions Examination Council guidelines.

See Note 4 of Notes to First Liberty's Consolidated Financial
Statements contained in Item 8 - "Financial Statements and
Supplementary Data" - herein.

Sources of Funds
----------------

General
-------

Savings accounts and other types of deposits are the major source of funds for lending and other investment purposes. In addition to deposits, Liberty Bank obtains funds from loan principal repayments, proceeds from sales of loans and loan participations, advances from the FHLB of Atlanta, and repurchase agreements. Loan repayments are a relatively stable source of funds while deposit inflows and outflows and sales of loans and investment securities are significantly influenced by prevailing interest rates and economic conditions. Borrowings may be used to compensate for reductions in normal sources of funds or to support expanded lending activities. Liberty Bank's unused borrowing capacity with the FHLB of Atlanta at September 30, 1996 was approximately $32.4 million in advance and warehouse lines of credit. Additionally, Liberty Bank had approximately $30.0 million in fed fund lines with correspondent banks.

Deposits
--------

Liberty Bank offers a variety of types of deposit accounts and related services. Deposits are obtained primarily from the communities in which its offices are located.

For further details as to the composition of Liberty Bank's savings portfolio, see Item 7 - "Management's Discussions and Analysis of
Results of Operations and Financial Condition" - herein.

Borrowings
----------

Deposits are the primary source of funds for lending and investment activities and for its general business purposes. However, Liberty Bank periodically obtains additional funds by borrowing from the FHLB of Atlanta and through repurchase agreements entered into with various counterparties whose creditworthiness has been approved by
Liberty Bank's ALCO.   These borrowing activities are conducted
pursuant to Liberty Bank's borrowed funds policy. The policy outlines the responsibilities and limits of authority, the use of collateral and safekeeping, and sets limits on Liberty Bank's credit exposure to counterparties. Additionally, Liberty Bank has outstanding approximately $16.6 million principal amount of subordinated debt securities as of September 30, 1996.

See Item 7 - "Management's Discussion and Analysis of Results of
Operations and Financial Condition" - herein.  Also see Notes 10,
11, and 12, of Notes to First Liberty's Consolidated Financial
Statements contained in Item 8 - "Financial Statements and
Supplementary Data" - herein.

Competition
-----------

Based on total assets of approximately $1.1 billion at September 30, 1996, Liberty Bank is the largest savings institution headquartered in Georgia, as measured by total assets. Liberty Mortgage, with total permanent mortgage originations of approximately $378 million for the year ended September 30, 1996, ranked as one of the larger mortgage banking companies in terms of dollar volume in Georgia.

Liberty Bank and Liberty Mortgage face substantial competition for deposits and loans throughout their market areas. Liberty Bank considers Macon, Savannah, and the other smaller Georgia cities in which its offices are located to be the primary market areas for attracting deposits, while Liberty Mortgage considers those markets and metropolitan Atlanta its primary market areas for originating mortgage loans. Additionally, Liberty Mortgage offers mortgage loans in Alabama, Florida, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and Virginia through its wholesale loan origination operation. The most significant factors in competing for deposits are interest rates, the quality and range of financial services offered, convenience of office locations and office hours. Competition for deposits comes primarily from commercial banks, credit unions, money market funds and other investment alternatives.

The primary factors in competing for loans are interest rates, discount points, loan fees and the quality and range of lending services offered. Competition for origination of mortgage loans comes primarily from mortgage banking firms, mortgage brokers, commercial banks, savings institutions and insurance companies.

Various states in the Southeastern region, including Georgia, have enacted regional interstate banking laws which permit banks and, in some states such as Georgia, savings institutions, to acquire financial institutions in other states within the region. As a result of such laws there have been major interstate acquisitions involving Georgia financial institutions which have offices in Liberty Bank's service area but are headquartered in other Southeastern states. The effect of such acquisitions (and of the possible increase in the size of the financial institutions in Liberty Bank's market area) may be to further increase the competition faced by Liberty Bank. Additionally, pursuant to OTS policy, savings institutions are permitted to branch and merge across state lines.

Employees
---------

At November 30, 1996, First Liberty had 482 full-time employees and 46 part-time employees. All officers and other personnel serving First Liberty are employed and compensated by Liberty Bank, Liberty Mortgage, or NewSouth. No employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Supervision and Regulation
--------------------------

General
-------

First Liberty is a savings and loan holding company subject to regulation, examination, supervision and reporting requirements of the OTS. As a federally chartered savings institution, Liberty Bank is subject to extensive regulation by the OTS. The lending activities and other investments of Liberty Bank must comply with various federal regulatory requirements. The OTS periodically examines Liberty Bank and Liberty Bank must file periodic reports with the OTS describing its activities and financial condition. Liberty Bank is also subject to examination by the FDIC and must meet certain reserve requirements promulgated by the Federal Reserve Board ("FRB"). This supervision and examination is intended primarily to determine compliance with various regulatory requirements and for the protection of depositors.

The description of laws and regulations applicable to savings institutions set forth herein does not purport to be a complete description of such laws and regulations and their effects on First Liberty and Liberty Bank.

Legislation previously has been pending in Congress which could result in the conversion of all savings institution charters to bank charters and in the merger of the OTS into the Office of the Comptroller of the Currency, the federal agency which supervises national banks. It is likely that such legislation will again be introduced but it is presently not possible to determine the likelihood of enactment of such legislation or its effects upon Liberty Bank.

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

Recent Legislation
------------------

On September 30, 1996, the President signed into law the Omnibus Consolidated Appropriations Act which included, among other provisions, the Deposit Insurance Funds Act of 1996 (the "DIFA"). The principal purpose of the DIFA was to recapitalize the Savings Associate Insurance Fund (the "SAIF") so that over time its deposit insurance assessments could be reduced to parity with those of the Bank Insurance Fund (the "BIF"), and to provide for the eventual merger of the SAIF and the BIF. Specifically, the DIFA requires, in pertinent part, (i) a one-time special assessment of SAIF members, calculated at 65.7 basis points, to recapitalize the SAIF;
(ii) full prorata sharing by BIF and SAIF member of the debt service obligations of the Financing Corp. ("FICO") beginning no later than January 1, 2000, and non-prorata sharing (with premiums of 6.4 basis points for SAIF members and 1.3 basis points for SAIF members) until that date; and (iii) a merger of the BIF and the SAIF into a new Deposit Insurance Fund (the "DIF") on January 1, 1999, if bank and savings association charters have been combined by that date. The latter requirement cannot be implemented without further legislation requiring the combination of such charter types.

The effects of the DIFA on Liberty Bank are significant. The special assessment, which was paid to the FDIC on November 27, 1996, was $3.6 million, based upon Liberty Bank's SAIF-assessable deposits as of March 31, 1995. Since the FDIC's non-FICO deposit insurance assessments are presently at zero for well-capitalized institutions such as Liberty Bank, it will pay only the FICO premium beginning January 1, 1997. For the three-year period beginning that date, Liberty Bank's deposit insurance expense is expected to decrease by approximately $900,000 per year.

As was the case in the most recent session of Congress, it is expected that legislation will be introduced in Congress which will provide for the elimination of all federal savings association charters as of varying dates. The effect of such legislative proposals would be to require all savings associations to convert to either a national bank or state bank charter by a specified date, with any related holding company required to become a bank holding company, subject to the limitations regarding permitted activities of the Bank Holding Company Act of 1956. In addition, other legislative proposals are pending, the effect of which would reform the Glass-Stegall Act as well as to effect regulatory relief for financial institutions. The likelihood of enactment of any such proposed legislation is unknown.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") allows bank holding companies to acquire existing banks across state lines, regardless of state statutes. Further, under the Interstate Banking Act, effective June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. States may elect to permit interstate mergers prior to June 1, 1997. The Interstate Banking Act also permits de novo branching to the extent that a particular state "opts into" the de novo branching provisions. The Interstate Banking Act generally prohibits an interstate acquisition (other than an initial entry into a state by a bank holding company), which would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank unless such 30% limitation is waived by the home state on a basis which does not discriminate against out of state institutions.

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

In May 1995, the federal bank regulatory agencies published final amended regulations promulgated pursuant to the CRA. The final regulations eliminate the 12 assessment factors under the former regulation and replace them with performance tests. Institutions are no longer required to prepare CRA Statements or extensively document director participation, marketing efforts or the ascertainment of community credit needs. Under the final rule, an institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. Wholesale and limited purpose institutions will be examined under a community development test. All institutions have the option of being evaluated under a strategic plan formulated with community input and pre-approved by the applicable bank regulatory agency.

Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required under the CRA, to promote enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record. Liberty Bank received an "outstanding" rating on the most recent performance evaluation of its CRA efforts by the OTS.

Congress and various federal agencies responsible for implementing fair lending laws have been increasingly concerned with discriminatory lending practices. In 1994, those federal agencies announced a Joint Policy Statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the Policy Statement, three methods of proving lending discrimination were identified: (i) overt evidence of discrimination, where a lender blatantly discriminates on a prohibited basis; (ii) evidence of disparate treatment, when a lender treats applicants differently based upon a prohibited factor, even where there is no showing that the treatment was motivated by intention to discriminate; and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral in appearance and applied equally. Lenders are particularly uncertain about the application of the "disparate impact" criteria by virtue of the vague nature of the Policy Statement. The Policy Statement notes that "the precise contours of the law on disparate impact as it applies to lending discrimination are under development."

Federal Home Loan Bank System
-----------------------------

General
-------

Liberty Bank is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions.

Liberty Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1% of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5% of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500. Additionally, during 1996 the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500,000 over the required minimum. During the quarter ended September 30, 1996, Liberty Bank increased its advances from the FHLB of Atlanta to avoid a forced redemption of its excess capital stock in the FHLB of Atlanta. Liberty Bank is in compliance with this requirement with an investment of $9.7 million in FHLB of Atlanta stock at September 30, 1996. See Item
7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" - herein.

Advances from Federal Home Loan Bank
------------------------------------

Each FHLB serves as a reserve or central bank for its member institutions within its assigned regions. It is funded primarily from proceeds derived from the sale of obligations of the FHLB System. The FHLB makes advances (i.e., loans) to members in accordance with policies and procedures established by its Board of Directors. Liberty Bank is authorized to borrow funds from the FHLB of Atlanta to meet demands for withdrawals of savings deposits, to meet seasonal requirements and for the expansion of its loan portfolio. Advances may be made on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances. Interest rates charged for advances vary depending upon maturity, the cost of funds to the regional FHLB and the purpose of the borrowing.

Liquidity Requirements
----------------------

Federal regulations require a savings institution to maintain an average daily balance of liquid assets (which includes cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly-rated commercial paper, securities of certain mutual funds, balances maintained in a Federal Reserve Bank and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage, currently 5%, of its net withdrawable accounts plus short-term borrowings. These regulations also require each institution to maintain an average daily balance of short-term liquid assets at a specified minimum percentage, currently 1%, of the total of its net withdrawable accounts and borrowings payable in one year or less. Liberty Bank complied with its requirements at September 30, 1996.

Insurance of Accounts
---------------------

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

As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which each premium assessed against Liberty Bank would generally depend upon the amount of Liberty Bank's deposits and the risk that it poses to the SAIF. The FDIC was further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25% of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the particular fund. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: well capitalized, adequately capitalized or under capitalized. Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. The rate assessed for SAIF insured deposits range from $.23 per $100 of domestic deposits to $.31 per $100 of domestic deposits. Deposits insured by the Bank Insurance Fund such as the deposits of MGB are subject to significantly lower premium assessment. See "Recent Legislation" - herein.

In addition to the payment of deposit insurance premiums to the FDIC, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. In 1996, Liberty Bank paid $188,000 to the OTS for such assessments. Additionally, the OTS assesses fees for the processing of various applications.

Qualified Thrift Lender Test
----------------------------

Historically, the amount of advances which might be obtained by a member institution from the FHLB has been subject to the institution's compliance with a qualified thrift lender ("QTL") test. The QTL test generally requires that an institution maintain 65% of its total portfolio assets in qualified thrift investments. This level must be maintained on a monthly average basis in nine out of every twelve months. For purposes of the QTL test, "portfolio assets" equal total assets minus (i) goodwill and other intangible assets, (ii) the value of property used by an institution in the conduct of its business and (iii) assets of the type used to meet liquidity requirements in an amount not exceeding 20% of the savings institution's total assets. Qualified thrift investments include (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies and (v) shares of FHLB stock owned by the savings institution. Subject to a 20%-of-portfolio assets limitation, qualified thrift investments also include 50% of the dollar amount of domestic residential mortgage loans originated and sold within 90 days of origination, consumer loans (up to a maximum of 10% of portfolio assets), investments in certain subsidiaries, loans for the purchase or construction of schools, churches, nursing homes and hospitals, shares of stock issued by the FHLMC or the FNMA and 200% of investments in loans for low-to-moderate income housing and certain other community oriented investments.

A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. If the institution converts to a bank charter, it will continue to pay SAIF insurance assessments and any applicable exit and entrance fees before converting to BIF insurance. If the institution does not convert to a bank charter, it must comply with the following additional restrictions on the operations of the institution: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution generally will not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. A savings institution that has not converted to a bank charter within three years after failing to qualify as a QTL may not retain any investment or engage in any activity not permitted for both a national bank and a savings institution and must also repay all FHLB System advances. Liberty Bank's qualified thrift investments as of September 30, 1996 were $694 million, or 69% of its portfolio assets at that date. Liberty Bank expects to remain in compliance with the QTL test.

Capital Requirements
--------------------

Since 1989, OTS capital regulations have set capital standards applicable to all savings institutions, including a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The OTS also has established, pursuant to

FDICIA, five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. At September 30, 1996, Liberty Bank was well capitalized. Failure to maintain that status could result in greater regulatory oversight or restrictions on Liberty Bank's activities.

The OTS requires a savings institution to maintain core capital in an amount not less than 3% of the savings institution's total assets. Core capital includes, generally, common stockholders' equity, noncumulative perpetual preferred stock and related surplus, nonwithdrawable accounts and pledged deposits of mutual savings associations, and minority interests in fully-consolidated subsidiaries, less (i) investments in certain "non-includable" subsidiaries (as determined by regulation) and (ii) certain intangible assets (except for mortgage servicing rights and purchased credit card relationships).

The tangible capital requirement requires a savings institution to maintain tangible capital in a amount not less than 1.5% of its adjusted total assets. Tangible capital means core capital less any intangible assets (except for mortgage servicing rights included in core capital).

Most national banks will be required to maintain a level of core capital of at least 100 to 200 basis points above the 3% minimum level. Because OTS capital standards for savings institutions may not be less stringent than capital standards established for national banks, savings institutions will be required to maintain core capital levels at least as high as national banks.

The OTS capital regulations require savings institutions to maintain a ratio of total capital to total risk-weighted assets of 8%. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital, which includes cumulative preferred stock, mandatory convertible securities, subordinated debt, and the allowance for loan and lease losses of up to 1.25% of total risk-weighted assets. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets.

In addition, the OTS requires institutions with an above-normal degree of interest rate risk to maintain an additional amount of capital. The test of above-normal is determined by postulating a 200 basis point shift (increase or decrease) in interest rates and determining the effect on the market values of an institution's portfolio equity. If the decline is less than 2%, no addition to risk-based capital is required (i.e., an institution has only a normal degree of interest rate risk). If the decline is greater than 2%, the institution must add additional capital equal to one-half the difference between its measured interest rate risk and 2% multiplied by the market value of its assets. Management believes that Liberty Bank's interest rate risk is within the normal range.

The following table reflects Liberty Bank's compliance with its regulatory capital requirements at September 30, 1996 (dollars in thousands):
                        Actual        Required        Excess
                    -------------   ------------   ------------
                    Amount     %    Amount    %    Amount    %
                   -------   ----  -------  ----  -------  ----
Core capital       $62,673   5.89  $31,915  3.00  $30,758  2.89
Tangible capital    61,003   5.74   15,933  1.50   45,070  4.24
Risk-based capital  82,676  10.75   61,520  8.00   21,156  2.75

Capital Distributions
---------------------

Capital distributions also are regulated by the OTS. Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. An association is categorized as either a Tier 1, Tier 2, or Tier 3 association. A Tier 1 association is defined as an association that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirements. A Tier 2 association is an association that has, on a pro forma basis after the proposed distribution, capital equal to or in excess of its minimum capital requirement but does not meet the fully phased-in capital requirement. A Tier 3 association is defined as an association that has current capital less than its minimum capital requirement.

Liberty Bank currently is in compliance with the regulatory capital requirements and therefore is a Tier 1 association. A Tier 1 association is permitted to make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. Any distribution in excess of that amount requires prior OTS notice, with the opportunity for the OTS to object to the distribution. In addition, a savings association must provide the OTS with a 30-day advance written notice of all proposed capital distributions, whether or not advance approval is required by OTS regulations. Currently, Liberty Bank periodically notifies the OTS of the gross amount of dividends it intends to pay First Liberty as the sole stockholder of Liberty Bank. Liberty Bank's ability to pay dividends to First Liberty is subject to the financial performance of Liberty Bank which is dependent upon, among other things, the local economy, the success of Liberty Bank's lending activities, compliance by Liberty Bank with applicable regulations, investment performance and the ability to generate fee income.

Federal Reserve System Requirements
-----------------------------------

The FRB requires depository institutions to maintain noninterest-bearing reserves against their deposit transaction accounts, non-personal time deposits (transferrable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3% on all amounts from $4.3 million to $52.0 million of net transactions, plus 10% on the remainder. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Members of the FHLB System also are authorized to borrow from the FRB "discount window" subject to restrictions imposed by FRB regulations. However, Federal Reserve policy generally requires that a savings institution exhaust its FHLB resources before borrowing from the Federal Reserve.

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

Consumer Protection and Other Laws and Regulations
--------------------------------------------------

Liberty Bank, Liberty Mortgage and NewSouth are also subject to various laws and regulations dealing generally with consumer protection matters including without limitation the Equal Credit Opportunity Act and Regulation B, the Electronic Funds Transfer Act and Regulation E, the Truth in Lending Act and Regulation Z, the Truth in Savings Act and Regulation DD, the Expedited Funds Availability Act and Regulation CC, the Bank Secrecy Act and fair housing laws. Liberty Bank, Liberty Mortgage and NewSouth may be subject to potential liability under these laws and regulations for material violations.

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

State usury laws are applicable to federally insured institutions with regard to loans made within Georgia. Generally speaking, Georgia law does not establish ceilings on interest rates although certain specialized types of lending in which Liberty Bank and NewSouth engage, such as making loans of $3,000 or less, are subject to interest rate limitations.

Taxation
--------

Federal Taxation
----------------

First Liberty files a consolidated federal income tax return, which has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income.

Thrift institutions that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code of 1986 ("the Code") are allowed to establish a bad debt reserve and to make annual additions to the reserve that may be taken as a deduction in computing taxable income for federal income tax purposes. One of the tests is prescribed in Code Section 7701(a)(19) and requires that at least 60 percent of a thrift institution's assets be "qualifying" assets, as defined in that Section. Failure to meet this test would result in recapture into taxable income the thrift's tax bad debt reserve. Due to the significance of this test, First Liberty monitors this test periodically to ensure that its assets meet the 60 percent test. At September 30, 1996 Liberty Bank's qualified assets were $696 million or 64.3% of includable assets.

The amount of the bad debt reserve deduction is based upon either
(i) actual loss experience, or (ii) a percentage of taxable income before such deduction. Under the taxable income method, thrift institutions are permitted to deduct 8% of taxable income if used for annual additions to their bad debt reserves established for federal income tax purposes. For the tax years ended September 30, 1995 and 1994, Liberty Bank determined its bad debt reserve deduction based on the actual loss experience method. For the tax year ended September 30, 1996, Liberty Bank determined its bad debt reserve deduction based on the percentage of taxable income method.

The bad debt reserve deduction is available only to the extent that total amounts accumulated in the bad debt reserve for qualifying real property loans do not exceed 6% of such loans at year-end. In addition, the deduction is further limited to the amount by which 12% of savings accounts exceeds the sum of retained earnings and reserves at the beginning of the year. The bad debt reserve deductions have not been limited by these restrictions during the three fiscal years ended September 30, 1996, 1995 and 1994.

Earnings appropriated to bad debt reserves established for income tax purposes cannot be used for any purpose other than to absorb bad debt losses without recognition of taxable income. Dividends may be paid out of unappropriated retained earnings without the imposition of any tax to the extent that the amounts paid as dividends do not exceed earnings and profits as calculated for federal income tax purposes. First Liberty has a taxable temporary difference relating to its bad debt reserves for which Liberty Bank has not provided a deferred tax liability. The temporary difference is the amount of the base year tax bad debt reserve (i.e., tax bad debt reserves that arose in tax years beginning before December 31, 1987). At September 30, 1996, the cumulative amount of this temporary difference for which First Liberty is not required to recognize a deferred tax liability is approximately $12.0 million. The amount of the unrecognized deferred tax liability related to this temporary difference is $4.2 million.

The Small Business Job Protection Act of 1996 repealed the reserve method of accounting for bad debts utilized by thrift institutions effective for taxable years beginning after December 31, 1995. Pre-1988 bad debt reserves will generally not be recaptured while post-1987 reserves would be recaptured ratably over a six-year period beginning with the tax year ended September 30, 1997, unless Liberty Bank meets a special residential loan requirement which will suspend the start of the recapture for two years. Substantially all of Liberty Bank's reserves are pre-1988 reserves. As a result of this repeal, Liberty Bank will be required to use the specific charge-off method of accounting for bad debts for tax years ending after September 30, 1996. In addition, for years ending after September 1996, Liberty Bank will no longer be subject to the 60% asset test described in Code Section 7701(a)(19).

First Liberty's income tax returns are periodically examined by various taxing authorities. During the fiscal year ended September 30, 1996, First Liberty and the Internal Revenue Service ("IRS") reached a settlement in connection with the IRS's examination of First Liberty's federal income tax returns for the tax years ended September 30, 1986 through 1989. This settlement is reflected in the financial statements for the year ending September 30, 1996 and did not have a material impact on the consolidated financial statements.

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

Accounting for Income Taxes
---------------------------

First Liberty adopted Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes" effective October 1, 1991. SFAS No. 109 allows First Liberty to record an income tax benefit related to its book reserve, but recognize no deferred tax liability with respect to its base year tax bad debt reserve, unless it becomes apparent that this temporary difference will reverse in the foreseeable future. Future reversal of the base year tax bad debt reserve would occur if Liberty Bank ceases to be in the banking business. The cumulative amount of this temporary difference for which First Liberty is not required to recognize a deferred tax liability is approximately $12.0 million. See "Federal Taxation" - herein.

ITEM 2.   PROPERTIES
--------------------

First Liberty neither owns nor leases any real property, and uses the premises, equipment and furniture of Liberty Bank without payment of any rental fees to Liberty Bank. First Liberty's headquarters is located at 201 Second Street, Macon, Georgia, where it occupies space owned by Liberty Bank.

At November 30, 1996 Liberty Bank operated 31 banking offices. All facilities are owned by Liberty Bank, with the exception of five supermarket branches in Savannah and three permanent branches in Milledgeville, Sylvania and Vidalia. The total net book value at September 30, 1996 of the offices owned by Liberty Bank on that date, including improvements, furniture, fixtures and equipment, was approximately $22 million. All significant data processing services for deposits, loan servicing, accounting and other operations of Liberty Bank currently are provided by an in-house data processing center. The investment in in-house data processing equipment has been included as equipment above. See Note 8 of the Notes to First Liberty's Financial Statements as contained in Item 8 - "Financial Statements and Supplementary Data" - herein.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
---------------------------------------------------------

No matter was submitted by First Liberty to a vote of its stockholders during the fourth quarter of the fiscal year ended
September 30, 1996.

ITEM 4.(A)  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information as of September 30, 1996, regarding the executive officers of First Liberty and other individuals having key policy making roles with respect to First Liberty.

Directors
---------

F. DON BRADFORD, 69, is the retired former owner of Macon Janitor
Service in Macon, Georgia.  He has served as a director of First
Liberty since 1984 and as a director of Liberty Bank since 1966.

RICHARD W. CARPENTER, 59, is President of Realmark Holding Corp. in Atlanta, Georgia. He has served as a director of First Liberty and as a director of Liberty Bank since 1984.

C. LEE ELLIS, 45, is Executive Vice President, Investments, of Alfa Mutual Insurance Company in Montgomery, Alabama. Mr. Ellis has served as a director of First Liberty and Liberty Bank since 1986.

ROBERT F. HATCHER, 54, joined Liberty Bank in 1988 as a director and as President of its Middle Georgia Region. He was elected President of Liberty Bank in 1989 and was elected Chief Executive Officer of Liberty Bank and President and Chief Executive Officer of First Liberty in 1990. He was previously Senior Vice President of Trust Company Bank of Middle Georgia in Macon, Georgia, where he had served for 27 years.

MELVIN I. KRUGER, 67, is President of L. E. Schwartz & Son, Inc., a commercial roofing contractor in Macon, Georgia. He has served as a director of First Liberty since 1993 and as a director of Liberty Bank since July 1995.

THOMAS H. McCOOK, 57, is Vice President of Cherokee Culvert
Company, Inc. in Macon, Georgia. Mr. McCook has served as a director of First Liberty since 1984, as a director of Liberty Bank since 1978 and as Chairman of the Boards of Directors of both entities since 1990.

HERBERT M. PONDER, JR., 60, was the president of Bank South, Macon, in Macon, Georgia where he had served from 1985 until his retirement in 1993.

JO SLADE WILBANKS, 49, is Manager of the Central Region of Georgia Power Company. She has served as a director of First Liberty since 1994 and as a director of Liberty Bank since July 1995.

Executive Officers Who Are Not Directors
----------------------------------------

ROBERT W. AIKEN, 33, joined First Liberty in August 1996, and serves as President and Chief Executive Officer of NewSouth
Financial Services, Inc.  He previously was employed by Fleet
Finance, Inc. for ten years.

CHARLES G. DAVIS, 49, joined Liberty Bank in 1976, and serves as
Executive Vice President in charge of operations.  Before joining
Liberty Bank, he was employed by American Broadcasting Company.

LARRY D. FLOWERS, 46, joined Liberty Bank in 1993. He is Executive Vice President in charge of marketing and retail banking. He previously was employed by Citibank in various capacities.

DAVID L. HALL, 37, joined First Liberty and Liberty Bank in 1985. He is Executive Vice President and Chief Financial Officer of both entities, having previously served as Senior Vice President and Controller. Before joining First Liberty, he was employed by Coopers & Lybrand, Certified Public Accountants, Atlanta, Georgia.

RICHARD A. HILLS, JR., 56, serves as Executive Vice President and General Counsel of First Liberty, and as Senior Vice President and General Counsel of Liberty Bank and Liberty Mortgage. He also serves as Secretary of First Liberty, Liberty Bank and Liberty Mortgage. Prior to joining First Liberty in 1987, he was a partner in the law firm of Aiken & Ward, Atlanta, Georgia.

GEORGE A. MOLLOY, 48, joined Liberty Mortgage in 1995 and serves as its President and Chief Executive Officer. He previously was
President of S B & T Mortgage in Atlanta.

LEE B. MURPHEY 52, joined Liberty Bank in June 1991 as Executive
Vice President and Chief Credit Officer. He previously was Senior Vice President of Trust Company Bank of Middle Georgia in Macon,
Georgia, where he had served for 21 years.

J. LARRY WALLACE, 45, joined Liberty Bank in 1983. He is Executive Vice President in charge of residential construction lending and the disposition of foreclosed properties. Before joining Liberty
Bank he was employed by Cameron Brown Company.

                              PART II
                              -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
----------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

The Common Stock is listed and traded on The Nasdaq Stock Market under the symbol "FLFC." The following table sets forth the high and low last sale prices per share of the Common Stock as reported on The Nasdaq Stock Market, and the dividends paid per share of Common Stock for the periods indicated. On August 28, 1996, the Board of Directors of First Liberty declared a three-for-two stock split payable on October 1, 1996 in the form of a 50% stock dividend. The financial data presented below has been restated to give retroactive effect to that stock split.


Fiscal Year Ended             Last Sale Prices       Dividends
  September 30,                   Per Share        Paid Per Share
-----------------            ------------------   ----------------
                               High        Low
                             -------    -------

1996
  First Quarter               $15.00      $13.17         $ .08
  Second Quarter               15.00       14.00           .08
  Third Quarter                15.17       13.50           .09
  Fourth Quarter               17.17       13.67           .09

1995
  First Quarter               $ 9.50      $ 8.50         $ .07
  Second Quarter                9.17        8.67           .07
  Third Quarter                12.33        8.67           .07
  Fourth Quarter               13.67       10.67           .07


On December 3, 1996, the last sale price of the Common Stock, as reported on The Nasdaq Stock Market was $20.25. On December 3,
1996, there were 7,110,106 shares of Common Stock outstanding and approximately 660 record holders of the Common Stock.

For discussion on dividend restrictions see Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial
Condition - Liquidity and Capital Resources" - herein.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

     Selected financial data for First Liberty for each year of the five-year period ended September 30, 1996 are set forth below (in thousands, except per share data).

                                          September 30,
                          --------------------------------------------
                            1996    1995(1)   1994    1993(1)   1992
                          -------- -------- -------- -------- --------
Statements of income data:
--------------------------
Interest income           $ 75,082 $ 61,490 $ 48,562 $ 51,241 $ 57,933
Interest expense            40,812   32,733   25,117   29,012   37,919
                          -------- -------- -------- -------- --------
Net interest income         34,270   28,757   23,445   22,229   20,014
Provision for loan losses    1,788    1,440    1,500    1,979    3,950
                          -------- -------- -------- -------- --------
Net interest income after
  provision for loan
  losses                    32,482   27,317   21,945   20,250   16,064
Noninterest income,
  excluding gains and
  losses on asset sales      7,536    6,605    6,437    5,081    4,322
Gain (loss) on sale of
  loans and securities       1,781     (173)     461    1,190   (1,319)
Gain on sale of servicing
  rights                       790    2,353    3,367    3,321    5,424
Noninterest expense         30,917   24,824   23,411   22,490   22,158
                          -------- -------- -------- -------- --------
Income before income taxes,
  accounting change and
  extraordinary item        11,672   11,278    8,799    7,352    2,333
Income taxes                 3,902    3,207    2,750    2,619      719
                          -------- -------- -------- -------- --------
Income before accounting
  change and
  extraordinary item         7,770    8,071    6,049    4,733    1,614
Accounting change (2)            -        -        -        -    1,217
Extraordinary item  (3)          -        -        -     (521)       -
                          -------- -------- -------- -------- --------
Net income                   7,770    8,071    6,049    4,212    2,831
Dividends on preferred
  stock                        454      864      891      557        -
                          -------- -------- -------- -------- --------
Net income applicable
  to common stockholders  $  7,316 $  7,207 $  5,158 $  3,655 $  2,831
                          ======== ======== ======== ======== ========

Per common share data: (4)
--------------------------
Income before accounting
  changes and extra-
  ordinary items (5)      $   1.17 $   1.29 $   1.00 $    .86 $    .36
Accounting changes (5)           -        -        -        -      .27
Extraordinary items (5)          -        -        -     (.09)       -
                          -------- -------- -------- -------- --------
Net income (5)            $   1.17 $   1.29 $   1.00 $    .77 $    .63
                          ======== ======== ======== ======== ========

Book value                $  11.35 $  10.62 $   9.95 $   9.39 $   8.61
Tangible book value           9.67     8.72     9.17     8.53     7.89
Dividends paid                 .34      .28      .21        -        -
Dividend payout ratio (5)    29.06%   21.71%   21.00%       -        -
Average number of shares
  outstanding (5)            6,673    6,307    6,074    5,531    4,559

                                               September 30,
                            ------------------------------------------------
                              1996     1995(1)    1994     1993(1)    1992
                            --------  --------  --------  --------  --------
         (Dollars in thousands, except per share, ratio and percentage data)

Core income data: (4) (6)
-------------------------
Net income                $   7,770   $  8,071  $  6,049  $  4,212 $  2,831
SAIF assessment,
  net of tax                  2,341          -         -         -        -
                          ---------   --------  --------  -------- --------
Core income               $  10,111   $  8,071  $  6,049  $  4,212 $  2,831
                          =========   ========  ========  ======== ========

Net income per share (5)  $    1.17   $   1.29  $   1.00  $    .77 $    .63
SAIF assessment, net of
  tax per share (5)             .35          -         -         -        -
                          ---------   --------  --------  -------- --------
Core income per share (5) $    1.52   $   1.29  $   1.00  $    .77 $    .63
                          =========   ========  ========  ======== ========

Core return on average asset   1.05%      1.01%      .86%      .60%     .40%
Core return on average equity 13.42%     12.93%    10.98%     8.96%    7.60%

Balance sheet data:
-------------------
Total assets              $1,071,191  $919,274  $693,205  $728,248 $679,376
Earning assets               976,808   838,188   632,427   647,681  604,516
Loans (7)                    720,178   625,641   487,315   465,491  469,207
Nonperforming assets
 (excluding troubled debt
 restructurings)               6,591     6,793    14,951    20,460   22,647
Loans and securities
 available-for- sale (8)     294,555   237,157   161,405   195,668  125,147
Deposits                     760,494   719,226   561,616   546,379  494,734
Long-term borrowings          32,366    20,501    29,319    49,560   78,996
Stockholders' equity          76,450    70,669    56,391    53,884   38,453

Performance ratios:
-------------------
Return on average assets         .81%     1.01%      .86%      .60%     .40%
Return on average equity       10.32     12.93     10.98      8.96     7.60
Interest rate spread            3.91      3.92      3.70      3.58     3.21
Net interest margin (9)         3.93      3.95      3.76      3.57     3.15
Efficiency (10)                61.11     65.58     66.98     68.81    73.41
Ratio of earnings to fixed
  charges (11):
  Excluding interest on
    deposits                    2.31x     2.72x     2.65x     1.99x    1.23x
  Including interest on
    deposits                    1.29x     1.34x     1.35x     1.25x    1.06x

Asset quality ratios:
---------------------
Allowance for loan losses
  to period end loans (7)(12)   1.18%     1.23%     1.15%     1.30%    1.19%
Allowance for loan losses
  to period end non-
  performing loans            241.61    323.64    124.51     97.55   158.06
Nonperforming assets to
  period end loans and
  foreclosed properties (7)(12)  .90      1.07      2.97      4.21     4.58
Nonperforming assets to
  period end total assets        .62       .74      2.16      2.81     3.33
Net charge-offs to average
  loans                          .14       .03       .39       .60      .57

                                              September 30,
                            ------------------------------------------------
                              1996     1995(1)    1994     1993(1)    1992
                            --------  --------  --------  --------  --------
         (Dollars in thousands, except per share, ratio and percentage data)

Capital and liquidity:
----------------------
Tangible capital to total
  adjusted assets (13)          5.74%     5.69%     6.26%     5.34%    5.07%
Core capital to total
  adjusted assets (13)          5.89      5.89      6.57      5.59     5.36
Core capital to risk-based
  assets (13)                   8.15      8.18      9.14      7.66     6.95
Risk-based capital to risk-
  based assets (13)            10.75     11.07     12.61     10.92    10.32
Average equity to average
  assets                        7.83      7.88      7.82      6.70     5.26
Loans to deposits (7)          94.70     86.99     86.77     85.20    94.84



     (1) During 1995 and 1993, the Company completed acquisitions of financial institutions with assets of approximately $107 million and $48 million, respectively. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" - herein. Also see Note 3 of Notes to First Liberty's Consolidated Financial statements contained in Item 8 - "Financial Statements and Supplementary Data" - herein.
     (2)  Adoption of SFAS No. 109, "Accounting for Income Taxes".
     (3) Loss on extinguishment of debt, net of income tax benefit of $269,000.
     (4) All information has been restated to give retroactive effect to the three-for two stock split effective October 1, 1996 in the form of a dividend.
     (5)  Fully diluted.
     (6) Core income represents income exclusive of the one time SAIF assessment in the amount of $2.3 million after tax recorded as of September 30, 1996.
     (7)  Excludes loans available-for-sale.
     (8) Includes loans and securities available-for-sale, fed funds sold, repurchase agreements and cash and cash equivalents.
     (9)  Net interest income divided by average earning assets.
     (10) Computed by dividing non-interest expense excluding provisions for real estate losses and nonrecurring items by the sum of net interest income before provisions for loan losses and non-interest income excluding nonrecurring items. Excludes the one time SAIF assessment recorded September 30, 1996.
     (11) The ratio of earnings to fixed charges has been determined by dividing (a) income before taxes and fixed charges by (b) total fixed charges. Fixed charges consist of interest expense (both excluding and including interest on deposits) and amortization of debt expense. No portion of rental expense could be demonstrated to be representative of the interest factor, and therefore none is included in fixed charges.
     (12) Loans before allowance for losses.
     (13) Includes only capital held by Liberty Bank.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
------------------------------------------------------------
OPERATIONS AND FINANCIAL CONDITION
----------------------------------

Background
----------

First Liberty Financial Corp.'s ("First Liberty") financial results of operations continued favorable trends during fiscal 1996. The positive trends reflect the results of an ongoing plan which focuses on (1) maintaining a low level of interest rate risk, (2) improving operating efficiency, (3) reductions in the levels of nonperforming and classified assets, (4) maintaining a strong regulatory capital position and (5) continued growth.

In February 1993, First Liberty issued 460,000 shares of Series A 7.75% Cumulative Convertible Preferred ("Series A") stock. These shares had a liquidation preference of $25 per share. Dividends on the Series A stock were cumulative at an annual rate of $1.9375 per share and were payable quarterly. In July 1995 the Company redeemed 2,537 shares of Series A for $66,879, plus accrued and unpaid dividends. The remaining 457,463 shares of the Series A were converted into 1,372,389 shares of the Company's common stock, at a conversion price of $8.33 per share of common stock.

In December 1994, the Company acquired by merger Central Banking Company ("CBC") of Swainsboro, Georgia and its subsidiary, The Central Bank ("Central Bank"). Central Bank on the date of acquisition, held the following approximate balances: loans of $21 million, cash and investments of $34 million, premises and equipment of $1 million and deposits of $52 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

In March 1995, the Company acquired three banking offices located in Sylvania, Vidalia and Waycross, Georgia from a commercial bank. Total assets acquired were approximately $3 million and total cash received and deposits assumed were approximately $95 million. Intangible assets resulting from the acquisition were approximately $4 million.

In September 1995, the Company acquired by merger Tifton Banks, Inc. ("Tifton") of Tifton, Georgia and its subsidiary, Tifton Bank & Trust Company ("Tifton Bank"). Tifton Bank on the date of acquisition, held the following approximate balances: loans of $42 million, cash and investments of $21 million, premises and equipment of $1 million and deposits of $59 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

On November 15, 1996, the Company acquired by merger Middle Georgia Bank ("MGB"). MGB on the date of acquisition held the following approximate balances: loans of $67 million, cash and investments of $58 million, premises and equipment of $1 million and deposits of $117 million. This business combination has been accounted for utilizing the pooling-of-interests method of accounting.

In December 1994 and September 1995, in connection with the respective acquisitions of Tifton and CBC, the Company issued $7.6 million in Series B 6.00% Cumulative Convertible Preferred ("Series B") stock. The shares have a liquidation preference of $25.00 per share. Dividends on the Series B are cumulative at an annual rate of $1.50 per share and are payable quarterly.

In August 1996, First Liberty announced a three-for-two stock split. The split was effective October 1, 1996 and paid in the form of a stock dividend.

In September 1996, First Liberty issued a redemption notice for the Company's 8.25% convertible debentures. As of September 30, 1996 $62,000 plus accrued interest was payable to holders on the redemption date of October 7, 1996. The remaining holders elected to convert into common stock at the conversion price of $10.89 per share.

In October 1996, First Liberty commenced operations at NewSouth
Financial Services, Inc. ("NewSouth"), a consumer finance subsidiary. NewSouth will provide consumer finance services in select communities throughout Georgia.

Net Income
----------

First Liberty's core income was $10.1 million compared to $8.1 million a year earlier. Core income per fully diluted share increased 18% to $1.52 for fiscal 1996 from $1.29 per share for fiscal 1995. Core earnings represent earnings exclusive of a one-time Federal Deposit Insurance Corporation ("FDIC") assessment of $3.6 million ($2.3 million net of tax) to recapitalize the Savings Association Insurance Fund ("SAIF"), recorded September 30, 1996 pursuant to a law enacted on that date.

First Liberty's net income for the year ended September 30, 1996 was $7.8 million compared to $8.1 million for the year ended September 30, 1995 and $6.0 million for the year ended September 30, 1994. First Liberty's income before income taxes was $11.7 million for the year ended September 30, 1996 compared to $11.3 million in 1995 and $8.8 million in 1994.

For the year ended September 30, 1996, First Liberty Bank ("Liberty Bank") (excluding contributions of Liberty Mortgage Corporation) contributed $12.6 million of core income before taxes, compared to core income of $9.1 million in 1995 and core income of $4.7 million in 1994. These amounts represent 83%, 81% and 54% of First Liberty's income before income taxes for 1996, 1995 and 1994, respectively. These trends are indicative of (i) improved margins, which resulted in increased net interest income, and reductions in nonperforming assets, (ii) improved internal operating efficiency and (iii) the contributions of acquisitions.

For the year ended September 30, 1996, Liberty Mortgage Corporation ("Liberty Mortgage") contributed $2.5 million of income before income taxes, compared to $2.0 million in 1995 and $3.9 million in 1994. These amounts represent 17%, 18% and 44% of First Liberty's core income before income taxes for 1996, 1995 and 1994, respectively.

Included in Liberty Mortgage's income before income taxes are net gains on sale of loans, securities and loan servicing rights of approximately $2.6 million, $2.0 million and $3.8 million for the fiscal years ended September 30, 1996, 1995, and 1994, respectively. The decrease in these net gains from 1994 thru 1995 was largely attributable to a lower volume of loan originations, which resulted primarily from a rising interest rate environment which generally had a negative impact on the mortgage banking industry as a whole.

Net Interest Income
-------------------

Net interest income increased by $5.5 million or 19% during fiscal 1996 as compared to 1995 due to growth in earning assets. Net interest income increased by $5.3 million or 23% during fiscal 1995 as compared to 1994 due to a $8.2 million reduction in nonperforming assets, growth in earning assets and an expansion of the net interest margin to 3.95% in 1995 from 3.76% in 1994. See "Nonperforming Assets and Credit Risk" - herein.

Summary of Average Assets and Liabilities
-----------------------------------------
(for the fiscal year ended)

The following table reflects the average balances, the actual interest income or expense and the average yields and costs of funds of First Liberty's interest-earning assets and interest-bearing liablilites. Average balances for 1995 and 1994 have been restated to reflect the conversion from month-end to daily balances in computing averages (dollars in thousands).

                                                          1996
                                          -----------------------------------
                                           Average                     Rate/
                                           Balance       Interest      Yield
                                          -----------------------------------

    Loans (1)                           $   687,673   $    62,021      9.02%
    Mortgage-backed securities              144,583        10,543      7.29%
    Investments                              36,551         2,391      6.54%
                                        -----------   -----------
      Total interest-earning assets         868,807   $    74,955      8.62%
                                                      ===========
    Other assets                             93,059
                                        -----------
      Total assets                      $   961,866
                                        ===========

    Savings deposits                    $    48,183   $     1,211      2.51%
    Time deposits                           444,897        25,670      5.77%
    Other deposits                          239,279         5,000      2.09%
    Short-term borrowings                   106,239         6,108      5.75%
    Long-term borrowings (2)                 27,345         2,823     10.32%
                                        -----------   -----------
      Total interest-bearing liabilities    865,943   $    40,812      4.71%
                                                      ===========
    Other liabilities                        20,600
    Equity                                   75,323
                                        -----------
      Total liabilities and equity      $   961,866
                                        ===========

    Interest rate spread                                               3.91%
                                                                 ===========

    Net interest margin                                                3.93%
                                                                 ===========


    (1)      Includes nonperforming loans.
    (2)      Includes subordinated debt.



                                                          1995
                                          ----------------------------------
                                           Average                    Rate/
                                           Balance      Interest      Yield
                                          ----------------------------------

    Loans (1)                          $   556,971   $    49,990      8.98%
    Mortgage-backed securities             134,500         9,103      6.77%
    Investments                             34,872         2,320      6.65%
                                       -----------   -----------
      Total interest-earning assets        726,343   $    61,413      8.46%
                                                     ===========
    Other assets                            72,048
                                       -----------
      Total assets                     $   798,391
                                       ===========

    Savings deposits                   $    45,695   $     1,226      2.68%
    Time deposits                          395,705        20,792      5.25%
    Other deposits                         196,328         4,149      2.11%
    Short-term borrowings                   58,746         3,785      4.10%
    Long-term borrowings (2)                25,206         2,781     11.03%
                                       -----------   -----------
      Total interest-bearing liabilities   721,680   $    32,733      4.54%
                                                     ===========
    Other liabilities                       13,796
    Equity                                  62,915
                                       -----------
      Total liabilities and equity     $   798,391
                                       ===========

    Interest rate spread                                              3.92%
                                                                ===========

    Net interest margin                                               3.95%
                                                                ===========



    (1)      Includes nonperforming loans.
    (2)      Includes subordinated debt.


                                                          1994
                                          -----------------------------------
                                           Average                     Rate/
                                           Balance      Interest       Yield
                                          -----------------------------------

    Loans (1)                         $   500,023   $    41,827        8.37%
    Mortgage-backed securities             99,704         5,629        5.65%
    Investments                            23,360         1,106        4.73%
                                      -----------   -----------
      Total interest-earning assets       623,087   $    48,562        7.79%
                                                    ===========
    Other assets                           81,761
                                      -----------
      Total assets                    $   704,848
                                      ===========

    Savings deposits                  $    42,688   $     1,090        2.55%
    Time deposits                         347,203        15,558        4.48%
    Other deposits                        166,412         3,148        1.89%
    Short-term borrowings                  32,620         1,470        4.51%
    Long-term borrowings (2)               41,283         3,851        9.33%
                                      -----------   -----------
      Total interest-bearing liabilities  630,206   $    25,117        3.98%
                                                    ===========
    Other liabilities                      19,000
    Equity                                 55,642
                                      -----------
      Total liabilities and equity    $   704,848
                                      ===========

    Interest rate spread                                               3.81%
                                                                 ===========

    Net interest margin                                                3.76%
                                                                 ===========


    (1)      Includes nonperforming loans.
    (2)      Includes subordinated debt.

Rate/Volume Analysis
--------------------

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

                                                               Years ended September 30,
                             ----------------------------------------------------------------------------------------
                                            1996 vs 1995                                    1995 vs 1994
                                        Increase/(Decrease)                             Increase/(Decrease)
                             -----------------------------------------      -----------------------------------------
                                                    Due to                                        Due to
                               Due to    Due to     Rate/                     Due to   Due to     Rate/
                                Rate     Volume     Volume     Total           Rate    Volume     Volume      Total
                             --------   --------   --------   --------      --------   --------   --------   --------
Changes in:
Interest income:
   Loans (1)                 $    243   $ 11,731   $     57   $ 12,031      $  3,052   $  4,764   $    347   $  8,163
   Mortgage-backed securities     704        682         53      1,439         1,119      1,964        391      3,474
   Investments                    (38)       112         (2)        72           448        545        221      1,214
                             --------   --------   --------   --------      --------   --------   --------   --------
Total interest income             909     12,525        108     13,542         4,619      7,273        959     12,851
                             --------   --------   --------   --------      --------   --------   --------   --------

Interest expense:
   Savings deposits               (77)        67         (4)       (14)           55         77          4        136
   Time deposits                2,040      2,585        253      4,878         2,686      2,173        375      5,234
   Other deposits                 (47)       907        (10)       850           369        566         66      1,001
   Short-term borrowings         (408)     3,060       (329)     2,323           632      1,177        506      2,315
   Long-term borrowings (2)      (178)       235        (15)        42           704     (1,500)      (274)    (1,070)
                             --------   --------   --------   --------      --------   --------   --------   --------
Total interest expense          1,330      6,854       (105)     8,079         4,446      2,493        677      7,616
                             --------   --------   --------   --------      --------   --------   --------   --------

Net interest income          $   (421)  $  5,671   $    213   $  5,463      $    173   $  4,780   $    282   $  5,235
                             ========   ========   ========   ========      ========   ========   ========   ========


(1)    Includes nonperforming loans.
(2)    Includes subordinated debt.

Interest Rate Risk
------------------

Interest rate risk is a measure of exposure to changes in net interest income and theoretical market value of net assets due to changes in market interest rates. The differential (known as "gap"), is the difference between interest-earning assets and interest-bearing liabilities over a specified period of time and represents a measure of sensitivity of net interest income to changes in interest rates. A positive gap indicates an excess of interest-earning assets over interest-bearing liabilities, while a negative gap indicates an excess of interest-bearing liabilities over interest-earning assets. Gap analysis does not consider the effects of principal amortization, estimated prepayments, the velocity of interest rate changes, competitive factors or consumer preferences, and as such may not be a reliable indicator of interest rate risk. First Liberty's interest rate risk will generally be more positive or asset sensitive than depicted through gap analysis.

In addition to gap analysis, management also employs a cash flow simulation model to estimate changes in net interest income and theoretical market values under various interest rate scenarios. The cash flow simulation model considers the impact of principal amortization, estimated prepayments and the velocity of interest rate changes. As such, the cash flow simulation will generally provide a better indication of interest rate risk.

During the first quarter of fiscal 1996, short term interest rates generally decreased and fluctuated through the remainder of the year. First Liberty's asset sensitivity contributed to a slight compression to interest rate spreads during the first half of fiscal 1996. Throughout fiscal 1996, management has continued a plan to reduce the level of asset sensitivity to hedge against declining rate environments. As of September 30, 1996, in management's opinion, First Liberty's interest rate risk position was basically neutral.

During 1996 the interest rate sensitivity of First Liberty's balance sheet increased. Management considers interest-earning assets and interest-bearing liabilities which reprice or mature within one year to be interest sensitive. At September 30, 1996 interest-sensitive assets were $543 million or 51% of total assets compared to interest-sensitive liabilities of $631 million or 59% of total assets. A year ago interest-sensitive assets were $501 million or 54% of total assets compared to interest-sensitive liabilities of $440 million or 48% of total assets.

Interest Rate Sensitivity Short Term Analysis
---------------------------------------------

The following table summarizes the repricing of First Liberty's interest-earning assets and interest-bearing liabilities at September 30, 1996. The information presented may not be indicative of actual future trends of net interest income in rising or declining interest rate environments (dollars in thousands).

                                    Less than    1 Month     2 Months    3 Months   6 Months     1 Year        Over
                                     1 Month   to 2 Months to 3 Months to 6 Months to 1 Year  to 2 Years     2 Years      Total
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Interest-earning assets:

Loans (1)(2)                        $ 238,530   $  15,473   $  18,675   $  36,959   $  77,855   $  41,155   $ 327,048   $ 755,695
Securities                             33,449       5,926      20,774      33,993      31,889      27,134      46,852     200,017
Fed funds sold and repurchase           8,707      21,000           -           -           -           -           -      29,707
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
agreements
Total financial assets              $ 280,686   $  42,399   $  39,449   $  70,952   $ 109,744   $  68,289   $ 373,900   $ 985,419
                                    =========   =========   =========   =========   =========   =========   =========   =========

Interest-bearing liabilities:

Deposits:
  Savings (3)                       $     638   $     629   $     620   $   1,811   $   3,404   $   6,018   $  33,289   $  46,409
  Money Market                         70,268           -           -           -           -           -           -      70,268
  Interest-bearing deposits (3)         1,870       1,836       1,804       5,222       9,635      16,415      63,134      99,916
  Time                                 44,767      36,567      24,188      93,497     145,066      77,058      41,619     462,762
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
    Total interest-bearing deposits   117,543      39,032      26,612     100,530     158,105      99,491     138,042     679,355

Other borrowings                      137,286      20,000           -      31,033       1,000       9,774      14,366     213,459
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total financial liabilities         $ 254,829   $  59,032   $  26,612   $ 131,563   $ 159,105   $ 109,265   $ 152,408   $ 892,814
                                    =========   =========   =========   =========   =========   =========   =========   =========

Current period gap                  $  25,857   $ (16,633)  $  12,837   $ (60,611)  $ (49,361)  $ (40,976)  $ 221,492   $  92,605

Cumulative gap                      $  25,857   $   9,224   $  22,061   $ (38,550)  $ (87,911)  $(128,887)  $  92,605

Cumulative gap as a % of total assets     2.4%        0.9%        2.1%       -3.6%       -8.2%      -12.0%        8.6%


(1) The portfolio of loans available-for-sale are included in the less than three months repricing periods as all these assets are assigned to optional or mandatory commitments to sell.

(2) The repricing of loans does not include amounts attributable to the amortization and estimated repayment of principal.

(3) The estimated repricing of savings and interest-bearing checking accounts was based on the Office of Thrift Supervision decay rates.

Interest Rate Sensitivity Long Term Analysis
--------------------------------------------

The following table summarizes the repricing of First Liberty's interest-earning assets and interest-bearing liabilities at September 30, 1996. The information presented may not be indicative of actual future trends of net interest income in rising or declining interest rate environments (dollars in thousands).

                                 Less than  3 Months  6 Months   1 Year    3 Years  5 Years  10 Years      Over
                                    3          to        to        to         to       to       to          20
                                  Months    6 Months  1 Year    3 Years    5 Years 10 Years  20 Years     Years    Total
                                 --------- --------- --------- --------- --------- --------- --------- --------- ---------
Interest-earning assets:

Loans (1)(2)                     $ 272,678 $  36,959 $  77,855 $ 102,400 $ 157,218 $  49,154 $  41,832 $  17,599 $ 755,695
Securities                          60,149    33,993    31,889    40,802    12,765     8,949     8,030     3,440   200,017
Fed fund solds and repurchase       29,707         -         -         -         -         -         -         -    29,707
                                 --------- --------- --------- --------- --------- --------- --------- --------- ---------
agreements
Total financial assets           $ 362,534 $  70,952 $ 109,744 $ 143,202 $ 169,983 $  58,103 $  49,862 $  21,039 $ 985,419
                                 ========= ========= ========= ========= ========= ========= ========= ========= =========

Interest-bearing liabilities:

Deposits:
  Savings (3)                    $   1,887 $   1,811 $   3,404 $  11,572 $   7,954 $  11,639 $   7,881 $     261 $  46,409
  Money Market                      70,268         -         -         -         -         -         -         -    70,268
  Interest-bearing deposits(3)       5,510     5,222     9,635    30,840    19,119    24,244     5,346         -    99,916
  Time                             105,522    93,497   145,066   102,209    16,468         -         -         -   462,762
                                 --------- --------- --------- --------- --------- --------- --------- --------- ---------
   Total interest-bearing deposits 183,187   100,530   158,105   144,621    43,541    35,883    13,227       261   679,355

Other borrowings                   157,286    31,033     1,000     9,774         -    14,366         -         -   213,459
                                 --------- --------- --------- --------- --------- --------- --------- --------- ---------
Total financial liabilities      $ 340,473 $ 131,563 $ 159,105 $ 154,395 $  43,541 $  50,249 $  13,227 $     261 $ 892,814
                                 ========= ========= ========= ========= ========= ========= ========= ========= =========

Current period gap               $  22,061 $($60,611)$ (49,361)$ (11,193)$ 126,442 $   7,854 $  36,635 $  20,778 $  92,605

Cumulative gap                   $  22,061 $($38,550)$ (87,911)$ (99,104)$  27,338 $  35,192 $  71,827 $  92,605

Cumulative gap as a % of total assets  2.1%     -3.6%     -8.2%     -9.3%      2.6%      3.3%      6.7%      8.6%


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

Loan Loss Provision and Allowance for Loan Losses
-------------------------------------------------

During fiscal 1996, the provision for estimated losses on loans was $1.8 million compared to $1.4 million during 1995 and $1.5 million during 1994. During 1996, total loans held-for-investment increased by 15% while nonperforming loans increased somewhat. Additionally, net charge-offs have increased due to a decrease in the level of recoveries. Accordingly, the provision for estimated losses on loans increased by 24% during 1996. During 1995, total loans held-for-investment (net of acquisitions) increased by 16%, while nonperforming loans and net charge-offs declined significantly. The provision for estimated losses on loans during 1995 dropped by 4% from 1994.

Loan loss reserves are determined based on management's internal review of nonperforming loans, delinquency trends, the level of rated assets and charge-off trends. Additionally, management assesses general and specific economic trends both nationally and locally and regulatory information to determine the impact of those external factors on loan loss reserve levels.

Based on the internal and external reviews, Liberty Bank segregates its loan portfolio by type of loans and by loan classification within each loan type. Reserve percentages are applied (based on historical and anticipated loss rates) to each loan group to determine the required amount of allocated general loan loss reserves. Additionally, an amount is provided for unallocated general loan loss reserves reflecting the potential for estimation errors in allocated reserves. The provision for loan losses during 1992 was elevated as economic conditions were relatively weak. The allocation of the allowance for estimated losses for the years indicated was as follows (dollars in thousands):

                                         September 30,
                --------------------------------------------------------------
                 1996   (1)   1995   (1)   1994   (1)   1993  (1)   1992   (1)
                -----------  -----------  -----------  ----------- -----------
                  Amt    %    Amt     %    Amt     %    Amt    %    Amt     %
                ------  ---  ------  ---  ------  ---  ------ ---  ------  ---

First mortgage:
  Residential   $  244   20  $  313   25  $  240   26 $  379   25 $  350    34
  Commercial (2)   525    9     775   12   1,434   19  1,139   22  1,470    23
Residential
  construction     305   12     402   11     209   11    157    9    161     8
Commercial
  business       2,145   26   1,507   21   1,130   12  1,494   11  1,513    10
Consumer (3)     3,625   33   2,654   31   1,357   32  1,366   33  1,232    25
Unallocated      1,767    -   2,165    -   1,310    -  1,606    -    915     -
                ------ ----  ------ ----  ------ ---- ------ ---- ------  ----
Total           $8,611 100%  $7,816 100%  $5,680 100% $6,141 100% $5,641  100%
                ====== ====  ====== ====  ====== ==== ====== ==== ======  ====

(1)  Loan categories as a percentage of total loans held-for-investment.
(2)  Includes commercial construction first mortgage loans.
(3) Includes consumer mortgage loans (such as second mortgage loans and home equity lines of credit).

Changes in the allowance for estimated losses on loans for the five years ended September 30, 1996 are as follows (dollars in thousands):
                                          September 30,
                      ----------------------------------------------------
                        1996       1995       1994       1993       1992
                      --------   --------   --------   --------   --------
Balance, beginning of
  year                $ 7,816    $ 5,680    $ 6,141    $ 5,641    $ 4,864
    Provision for
     estimated losses   1,788      1,440      1,500      1,979      3,950
    Acquisitions            -        879          -      1,675          -
    Recoveries          1,467      2,415      2,318      1,544      1,440
    Charge-offs        (2,460)    (2,598)    (4,279)    (4,698)    (4,613)
                      -------    -------    -------    -------    -------
Balance, end of year  $ 8,611    $ 7,816    $ 5,680    $ 6,141    $ 5,641
                      =======    =======    =======    =======    =======

Allowance for loan
  losses to non-
  performing loans      241.6%     323.6%     124.5%      97.6%     158.1%
Allowance for loan
  losses to total loans
  held-for-investment     1.2%       1.2%       1.2%       1.3%       1.2%

The following table summarizes charge-offs and recoveries by loan type (dollars in thousands):

                                           September 30,
                       ----------------------------------------------------
                         1996       1995       1994       1993       1992
                       --------   --------   --------   --------   --------
Charge-Offs:
Residential real estate $    76    $   193    $   116    $   381   $   876
Commercial real estate        -        426        205        559       846
Commercial business         161        587        715      1,651     1,213
Consumer                  2,223      1,392      3,243      2,107     1,678
                        -------    -------    -------    -------   -------
                          2,460      2,598      4,279      4,698     4,613
                        -------    -------    -------    -------   -------
Recoveries:
Residential real estate      22         31        185        216       207
Commercial real estate        -          3          -        141       278
Commercial business         115        810        271        217       397
Consumer                  1,330      1,571      1,862        970       558
                        -------    -------    -------    -------   -------
                          1,467      2,415      2,318      1,544     1,440
                        -------    -------    -------    -------   -------
Net charge-offs         $   993    $   183    $ 1,961    $ 3,154   $ 3,173
                        =======    =======    =======    =======   =======
Percentage of average
  loans                     .14%       .03%      0.39%      0.60%      .57%
                        =======    =======    =======    =======   =======

Nonperforming Assets and Credit Risk
------------------------------------

The table below summarizes nonperforming assets and troubled debt restructurings at the dates indicated. Nonperforming assets consist of nonaccrual loans, foreclosed properties and insubstance foreclosures, as well as loans past due 90 days or more as to interest or principal and still accruing.  Material potential problem loans, (i.e., those with respect to which management has serious doubts regarding the ability of the borrowers to comply with present loan repayment terms) have been classified as
nonaccrual loans regardless of payment status, and therefore are included in Liberty Bank's nonperforming assets (dollars in
thousands).
                                                  September 30,
                               ---------------------------------------------
                                  1996     1995     1994     1993     1992
                               --------  -------- -------- -------- --------
Nonaccrual loans                $ 3,564  $ 2,415  $ 4,362  $ 6,295  $ 3,569
Loans past due 90 days or
  more and still accruing             -        -      200        -        -
                                -------  -------  -------  -------  -------
Total nonperforming loans         3,564    2,415    4,562    6,295    3,569
Real estate acquired through
  foreclosure                     2,751    4,185   10,189    9,342   10,849
Insubstance foreclosures              -        -       32    4,665    8,117
Other repossessed assets            276      193      168      158      112
                                -------  -------  -------  -------  -------
Total nonperforming assets      $ 6,591  $ 6,793  $14,951  $20,460  $22,647
                                =======  =======  =======  =======  =======
Total nonperforming assets as a
  percentage of total assets        .62%     .74%    2.16%    2.81%    3.33%
                                =======  =======  =======  =======  =======

Troubled debt restructurings    $ 5,252  $10,817  $12,199  $12,554  $13,723
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

At September 30, 1996 foreclosed properties included three commercial properties with aggregate investments (net of reserves) of approximately $1.3 million. The remaining balance of foreclosed properties consisted of residential properties.

During fiscal 1995, management elected to writedown six commercial properties in the amount of $3.0 million, which were reserved for in prior years, as discussed below, due to the permanent impairment of such assets. During fiscal 1996 and 1995, five of the six properties were sold.

During the fourth quarter of fiscal 1994, all remaining commercial properties were reevaluated in light of current economic conditions. In several cases, management elected to reduce the net carrying value of certain properties (by increasing reserves) to facilitate near term liquidation. As a result of the reductions, Liberty Bank recorded a provision of approximately $852,000.

On October 1, 1995 the Company  adopted Statement of Financial
Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and

Disclosures, an Amendment of SFAS No. 114". As a result, the following loans were considered impaired as of September 30, 1996. See Notes 1 and 6 to First Liberty's Consolidated Financial Statements contained in Item 8 - "Financial Statements and Supplementary Data" - herein.
                                                            Carrying
                                     Balance     Reserve     Value
                                     -------     -------    --------
                                           (dollars in thousands)
Residential first mortgage           $  566      $   57      $  509
Commercial first mortgage               354          35         319
Commercial business                     752         296         456
Consumer (1)                          3,055       1,465       1,590
                                     ------      ------      ------
                                     $4,727      $1,853      $2,874
                                     ======      ======      ======

(1) Includes consumer mortgage loans (such as second mortgage loans and home equity lines of credit).

Noninterest Income
------------------

Liberty Mortgage originates loans with marketing (price) concessions which are offset by the value of the loan servicing rights originated. Liberty Mortgage will sell a portion of the loan servicing rights relating to loans originated to recover its marketing concessions. Additionally, Liberty Mortgage may sell servicing rights during favorable market conditions as a part of its portfolio management process.

The following table illustrates the contributions to operating results and to Liberty Mortgage's loan servicing portfolio in each of the last three fiscal years (dollars in thousands):

                                       Years ended September 30,
                                  ------------------------------------
                                     1996         1995         1994
                                  ----------   ----------   ----------
Loan activity:
  Loans originated                 $377,994     $161,344     $374,673
  Loan servicing rights sold        104,761      249,502      254,120
                                   --------     --------     --------
  Loan servicing contributed to
   (withdrawn from) portfolio      $273,233     $(88,158)    $120,553
                                   ========     ========     ========
  Percentage sold                        28%         155%          68%
                                   ========     ========     ========

Operating results:
  Gain(loss) on sale of
    loans and securities           $  1,770     $   (354)    $    453
  Gain on sale of loan
    servicing rights                    790        2,353        3,367
                                   --------     --------     --------
  Net gain on sale of loans
    and securities and loan
    servicing rights               $  2,560     $  1,999     $  3,820
                                   ========     ========     ========
  Net gain as a percentage
    of loans originated                 .68%        1.24%        1.02%
                                   ========     ========     ========

During 1996, improving business conditions resulted in increased loan originations as compared to 1995. Additionally, the accounting change which allows for recognition of the value of mortgage servicing rights allowed for a reduction in the percentage of servicing rights sold. As such, the loan servicing portfolio increased by $147 million during 1996. During 1995 soft business conditions existed in the mortgage banking industry. These conditions resulted in lower loan originations as compared to 1994. Due to reduced loan originations, the portfolio of loans serviced for others decreased $275 million during fiscal 1995 resulting in a decrease to loan service fee income (excluding amortization of servicing fees) of $851,000 over 1994 levels.

Liberty Bank also may sell investments, loans and mortgage-backed securities from time to time from its portfolio. The following table summarizes investment activity from Liberty Bank's portfolio (dollars in thousands:)
                                    Years ended September 30,
                                ----------------------------------
                                  1996         1995         1994
                                --------     --------     --------
Net book value sold:
  Assets available-for-sale     $ 3,581      $58,689      $ 5,699
  Net gain on sale                   11          181            8

During 1995, investment activity consisted principally of the liquidation of securities acquired in bank acquisitions during the year. As of September 30, 1996, Liberty Bank's investments and mortgage-backed securities available-for-sale totalled $200 million and represented 100% of total investments and mortgage-backed securities.

Deposit account service charges increased by $1.0 million during 1996 as compared to 1995, and $632,000 during 1995 as compared to 1994 principally due to average transaction accounts increasing 20% and 21% for the same periods principally as a result of acquisition activity and internal growth.

Other income in fiscal 1996 was $673,000 compared to $716,000 and $708,000 during fiscal 1995 and 1994, respectively.

Noninterest Expense
-------------------

On September 30, 1996 First Liberty recorded a SAIF deposit insurance expense of $3.6 million as a result of the one-time SAIF assessment. The amount was $2.3 million after tax and represented $.35 per fully diluted share.

Total noninterest expense increased by $6.1 million or 24.5% during fiscal 1996 compared to fiscal 1995 and increased $1.4 million or 6.0% during fiscal 1995 compared to fiscal 1994. The principal factor contributing to increased noninterest expense was the $3.6 million SAIF assessment explained above (1996 only) and the incremental cost of acquired operations.

During 1995, three acquisitions were completed which increased noninterest expense by direct incremental costs of approximately $1.2 million in 1996 as compared to 1995 and $2.0 million in 1995 as compared to 1994. The breakdown of direct incremental costs in 1996 and 1995 related to acquired operations were as follows (dollars in thousands).
                                                    Years ended
                                                   September 30,
                                                   -------------
                                                   1996     1995
                                                   ----     ----

Compensation, payroll taxes and fringe benefits   $  654  $  826
Occupancy and equipment                              138     246
Federal deposit insurance premiums                    69     233
Amortization of intangible assets                    152     325
Other                                                233     372
                                                  ------  ------
                                                  $1,246  $2,002
                                                  ======  ======

During 1996 Liberty Bank recorded $413,000 for possible losses on sales of foreclosed real estate as compared to $507,000 and $1.1 million in 1995 and 1994, respectively. The ending allowance for losses on foreclosed real estate for 1996, 1995 and 1994 was $382,000, $302,000 and $2.9 million, respectively. See "Nonperforming Assets and Credit Risk" - herein.

The following table summarizes the significant components of other expense (dollars in thousands:)

                                 Years ended September 30,
                          ---------------------------------------
                               1996         1995         1994
                          ------------  -----------  ------------
Postage and freight        $    914     $    776     $    716
Insurance and bonds             189          189          223
Telephone                       698          597          532
Stationery and supplies         602          559          436
Losses                          435          760          437
Other                         1,274        1,358        1,012
                           --------     --------     --------
                           $  4,112     $  4,239     $  3,356
                           ========     ========     ========

Income Taxes
------------

Income tax expense for the years ended September 30, 1995 and 1994 reflects a variation from the statutory federal income tax rate of 34% primarily due to the difference between the deduction of bad debt provisions for financial reporting and income tax purposes. First Liberty's effective tax rate after such item for the years ended September 30, 1996, 1995 and 1994 was 33.4%, 28.4% and 31.3%,
respectively.

At September 30, 1996 First Liberty had gross deferred tax assets of approximately $4.3 million. First Liberty's management has determined that it is more likely than not that its deferred tax asset will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of First Liberty's existing deductible temporary differences. First Liberty is not aware of any material uncertainties existing at September 30, 1996 that may affect the realization of First Liberty's deferred tax assets. First Liberty evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

During the fiscal year ended September 30, 1996, First Liberty and the Internal Revenue Service ("IRS") reached a settlement in connection with the IRS's examination of First Liberty's federal income tax returns for the tax years ended September 30, 1986 through 1989. The settlement is reflected in the financial statements for the year ending September 30, 1996 and did not have a material impact on the consolidated financial statements.

Loans
-----

The following table states the composition of Liberty Bank's loan portfolio at the indicated dates (dollars in thousands).

                                                    SEPTEMBER 30,
                        --------------------------------------------------------------------
                            1996          1995          1994          1993          1992
                        ------------  ------------  ------------  ------------  ------------
                               % of          % of          % of          % of          % of
                        Amount Total  Amount Total  Amount Total  Amount Total  Amount Total
                        ------ -----  ------ -----  ------ -----  ------ -----  ------ -----
Residential permanent
 first mortgages:
  Held-for-investment:
   Fixed rate          $ 47,098   6  $ 43,930   7  $ 48,396  10  $ 65,762  12  $ 95,945  17
   Adjustable rate       95,907  13   113,601  17    77,407  15    48,964   9    63,598  12
                       -------- ---  -------- ---  -------- ---  -------- ---  -------- ---

                        143,005  19   157,531  24   125,803  25   114,726  21   159,543  29
                       -------- ---  -------- ---  -------- ---  -------- ---  -------- ---
  Available-for-sale:
   Fixed rate            25,637   3    21,307   3     8,005   2    60,398  11    60,656  11
   Adjustable rate        1,269   1       975   -     1,978   -     9,649   2     8,074   2
                       -------- ---  -------- ---  -------- ---  -------- ---  -------- ---
                         26,906   4    22,282   3     9,983   2    70,047  13    68,730  13
                       -------- ---  -------- ---  -------- ---  -------- ---  -------- ---

Residential construction 88,416  12    69,579  11    53,167  11    43,533   8    36,918   7
Commercial construction  24,185   3    18,301   3    18,298   4    12,967   2    14,640   3
Commercial permanent (1) 44,797   6    60,730   9    78,036  15    89,889  17    96,084  17
                       -------- ---  -------- ---  -------- ---  -------- ---  -------- ---

                        157,398  21   148,610  23   149,501  30   146,389  27   147,642  27
                       -------- ---  -------- ---  -------- ---  -------- ---  -------- ---

Consumer (2)            237,398  31   195,353  30   156,112  31   157,420  29   118,600  22
Commercial (3)          190,988  25   131,963  20    61,579  12    53,097  10    49,063   9
                       -------- ---  -------- ---  -------- ---  -------- ---  -------- ---

                        428,386  56   327,316  50   217,691  43   210,517  39   167,663  31
                       -------- ---  -------- ---  -------- ---  -------- ---  -------- ---

                        755,695 100%  655,739 100%  502,978 100%  541,679 100%  543,578 100%
                                ===           ===           ===           ===           ===

Allowance for estimated  (8,611)       (7,816)       (5,680)       (6,141)       (5,641)
                       --------      --------      --------      --------      --------
losses

Total                  $747,084      $647,923      $497,298      $535,538      $537,937
                       ========      ========      ========      ========      ========


    (1)  Includes construction loans converted to permanent loans.
    (2) Includes consumer mortgage loans (such as second mortgage loans and home equity lines of credit).
    (3)  Includes commercial business loans collateralized by mortgages.

During 1996, the commercial loan portfolio increased by $59 million, or 45%, as a part of Liberty Bank's strategic plan to emphasize commercial loans as a targeted line. Management would anticipate a continued expansion of commercial loans in 1997, but at a slower rate of growth.

The following table sets forth the scheduled contractual repayments of Liberty Bank's construction and commercial business loans at September 30, 1996. Adjustable rate loans are included in their respective principal repayment date categories (dollars in thousands).

                                    Construction    Commercial
                                    ------------    ----------
Amounts due:
  Within 1 year (1)                   $ 94,171       $ 77,557
  After 1 year through 5 years          18,082         89,575
  After 5 years                            348         23,856
                                      --------       --------
                                      $112,601       $190,988
                                      ========       ========

(1) Includes demand loans, loans having no stated schedule of repayment and no stated maturity.

The following table summarizes the total amount of construction and commercial loans at September 30, 1996 due after one year by fixed and adjustable rates (dollars in thousands).

                                        Fixed       Adjustable
                                         Rate          Rate
                                      ---------    ------------
Construction                           $ 3,443       $14,987
Commercial                              82,546        30,885
                                       -------       -------
                                       $85,989       $45,872
                                       =======       =======


Investments and Mortgage-backed Securities
------------------------------------------

The following table summarizes securities available-for-sale
(dollars in thousands):
                                                  September 30,
                                          -----------------------------
Types of Investments                        1996      1995       1994
-----------------------------------------------------------------------
Investment securities:
----------------------
  U.S. government agencies                $  9,792  $ 14,591  $  5,116
  Investment grade corporate debt and
   equity securities                         4,666     4,394     4,079
  Federal Home Loan Bank of Atlanta stock    9,733     9,733     9,733
  Other                                         90        80         -

Mortgage-backed securities:
---------------------------
  Federal National Mortgage Corporation     76,628    40,738    30,829
  Federal Home Loan Mortgage Association    82,985    78,721    71,977
  Government National Mortgage Association   2,376     2,835     3,212
  Other                                     13,747    16,521     5,368
                                          --------  --------  --------
Total securities available-for-sale       $200,017  $167,613  $130,314
                                          ========  ========  ========

The stated contractual maturities and weighted average yield of securities available-for-sale at September 30, 1996 are as follows (dollars in thousands):

                                     1 year   5 years
                             1 year  through  through  After
Types of Investment          or less 5 years 10 years 10 years  Total
-----------------------------------------------------------------------
Investment securities:
----------------------
  Federal Home Loan Bank
   of Atlanta stock          $ 9,733 $     - $     - $      -  $ 9,733
  Investment grade corporate
   equity securities           4,666       -       -        -    4,666
  U.S. government agencies     4,101   5,691       -        -    9,792
  Other                           90       -       -        -       90
                             ------- ------- ------- --------  -------
                              18,590   5,691       -        -   24,281
                             ------- ------- ------- --------  -------
Weighted average yield          6.60%   6.40%      -        -     6.55%
                             ------- ------- ------- --------  -------

Mortgage-backed securities:
---------------------------
  Federal National
   Mortgage Association            -  12,190  25,236   39,202   76,628
  Federal Home Loan
   Mortgage Corporation        2,211  11,333  11,380   58,061   82,985
  Government National
   Mortgage Association            -       -     454    1,922    2,376
  Other                            -   1,121       -   12,626   13,747
                             ------- ------- ------- -------- --------
                               2,211  24,644  37,070  111,811  175,736
                             ------- ------- ------- -------- --------
Weighted average yield          5.29%   6.27%   6.84%    7.14%    6.93%
                             ------- ------- ------- -------- --------
Total securities
  available-for-sale         $20,801 $30,335 $37,070 $111,811 $200,017
                             ======= ======= ======= ======== ========

Weighted average yield          6.46%   6.29%   6.84%    7.14%    6.88%
                             ======= ======= ======= ======== ========

Collateralized mortgage obligations of $124 million are included in mortgage-backed securities and have anticipated weighted average effective maturities of less than five years.

In the third quarter of fiscal 1996 First Liberty undertook a portfolio investment strategy to address the need to proactively manage several situations. Among the primary situations was that the Federal Home Loan Bank of Atlanta ("FHLB") exercised their legislative authority to force redemption of the Company's FHLB stock in excess of required minimums. A forced redemption of FHLB stock would result in the liquidation of a deferred tax liability related to untaxed dividend income which would reduce future net interest income. Additionally, Liberty Bank sought to reduce interest rate risk due to declining interest rate environments.

The portfolio investment strategy implemented during 1996 involved the purchase of $45 million in short term average life (one to two years) collateralized mortgage obligations funded with adjustable rate FHLB advances.

Deposits
--------

The following table sets forth the composition of deposits,
excluding accrued interest payable and discounts on deposits acquired, by type of account and interest rate category at the dates indicated (dollars in thousands):
                                          September 30,
                        ----------------------------------------------
                             1996            1995            1994
                        --------------  --------------  --------------
                                  % of            % of            % of
Type of Account          Amount  Total   Amount  Total   Amount  Total
---------------         -------- -----  -------- -----  -------- -----
Total savings:
  Regular (1)           $ 46,409     6% $ 49,914     7% $ 41,320     8%
  Money market (2)        70,268     9    70,098    10    57,648    10
                        -------- -----  -------- -----  -------- -----
Total savings            116,677    15   120,012    17    98,968    18
                        -------- -----  -------- -----  -------- -----

Demand deposits:
  Consumer
    Interest-earning (3)  84,718    11    81,005    11    59,945    11
    Non-interest-earning  15,386     2    13,876     2     8,090     1
  Commercial              67,982     9    51,787     7    25,049     4
  Custodial accounts      12,969     2    11,344     2    14,410     3
                        -------- -----  -------- -----  -------- -----
Total demand deposits    181,055    24   158,012    22   107,494    19
                        -------- -----  -------- -----  -------- -----

Time deposits:
  1.00%-3.00%                203     -       812     -       112     -
  3.01%-5.00%             37,508     5    54,435     8   235,412    42
  5.01%-7.00%            416,239    55   360,899    50    97,170    17
  7.01%-9.00%              7,355     1    23,112     3    20,510     4
  9.01%-11.00%             1,457     -     1,944     -     1,947     -
 11.01%-13.00%                 -     -         -     -         3     -
                        -------- -----  -------- -----  -------- -----
Total time deposits      462,762    61   441,202    61   355,154    63
                        -------- -----  -------- -----  -------- -----
Total deposits          $760,494   100% $719,226   100% $561,616   100%
                        ======== =====  ======== =====  ======== =====

Weighted average rate
 at year end                4.32%           4.49%           3.84%
                        ========        ========        ========

Contractual maturities
 of time deposits:
  Within 1 year         $340,126        $257,701        $180,403
  1 to 5 years           122,636         183,473         174,751
  over 5 years                 -              28               -
                        --------        --------        --------
                        $462,762        $441,202        $355,154
                        ========        ========        ========

(1) The range of nominal interest rates was 2.00% to 3.25% at September 30, 1996, 2.50 to 3.50% at September 30, 1995 and 3.00% at September 30, 1994.
(2) The range of nominal interest rates was 2.45% to 4.00% at September 30, 1996 and 2.45% to 3.75% at September 30, 1995 and 1994.
(3) The range of nominal interest rates was 1.75% to 3.25% at September 30, 1996, 2.40% to 3.25% at September 30, 1995 and 2.50% to 2.95% at September 30, 1994.

As of September 30, 1996 the amount and remaining term to maturity for time deposits in the amount of $100,000 or greater is as follows; approximately $30.1 million in three months or less, approximately $19.4 million in over three months through six months, approximately $23.7 million in over six months through twelve months, and approximately $11.6 million in over twelve months.

Included in total deposits are accounts having balances in excess of $100,000 totalling approximately $136 million, $103 million and $60.2 million at September 30, 1996, 1995 and 1994, respectively.

Certain deposits are collateralized by mortgage-backed and investment securities aggregating approximately $26.7 million and $19.5 million at September 30, 1996 and 1995, respectively.

In the second quarter of fiscal 1996, First Liberty began a wholesale and brokered certificate of deposit program as part of their overall funding strategy. Since 1995 brokered deposits have grown to $16.0 million and wholesale deposits have grown to $20.9 million. These deposits represent 4.9% of total deposits. The wholesale and brokered program provides a source of funds that can be utilized as an attractive alternative to other borrowing lines and competitive deposit pricing.

Borrowings
----------

The following table sets forth the outstanding, maximum month-end and average balances of FHLB advances and the associated weighted average interest rates at the dates indicated (dollars in thousands).
                                            September 30,
                                  --------------------------------
                                      1996       1995      1994
                                    --------   -------- --------


Outstanding balance, end of period  $184,660   $ 88,500 $ 50,250
Maximum month end balance            184,660    107,500   83,250
Average balance                      106,047     62,091   57,809
  Weighted average interest rate,
    end of period                       5.45%      6.14%    6.16%
  Weighted average interest rate,
    during the period                   5.71%      6.07%    5.52%

Advances from the FHLB are collateralized by residential first mortgage loans and mortgage-backed and government agency securities with unpaid principal balances aggregating approximately $195 million, $140 million and $88 million at September 30, 1996, 1995 and 1994, respectively. At September 30, 1996, Liberty Bank was required to collateralize its advances with acceptable collateral with a lendable collateral value equal to 100% of advances outstanding. The lendable collateral value of the residential first mortgage loans and mortgage-backed securities pledged to the advances was 85% and 90% of their fair market value, respectively.

During 1996 the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500,000 over the required minimum. During the quarter ended September 30, 1996, Liberty Bank increased its advances from the FHLB of Atlanta to avoid a forced redemption of its excess FHLB of Atlanta stock.

Recently Issued Accounting Standards
------------------------------------

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management is currently reviewing the provisions of SFAS No. 125 and does not believe that the Company's financial statements will be materially negatively impacted by the adoption.

In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used at the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Assets that are covered by Opinion No. 30 will continue to be reported at the lower of carrying amount or net realizable value. SFAS No. 121 is effective for the Company beginning October 1, 1996. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans including stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees". Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for the Company for the year ending September 30, 1997. As such, SFAS No. 123 was adopted effective October 1, 1996 for disclosure purposes only and did not impact the Company's financial position or results of operations.

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

The liquidity of First Liberty's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 5%. Liberty Bank met its liquidity requirement at September 30, 1996.

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

The following table reflects Liberty Bank's compliance with its regulatory capital requirements at September 30, 1996 (dollars in thousands):

                         Actual         Required         Excess
                     --------------  --------------  --------------
                      Amount    %     Amount    %     Amount    %
                     -------- -----  -------- -----  -------- -----
Core capital         $62,673   5.89  $31,915   3.00  $30,758  2.89
Tangible capital      61,003   5.74   15,933   1.50   45,070  4.24
Risk-based capital    82,676  10.75   61,520   8.00   21,156  2.75


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

Liberty Bank is prohibited from declaring or paying cash dividends on its common stock if the payment thereof would cause a reduction in its regulatory capital below either the liquidation account or the capital requirements set by the OTS or, without the prior approval of the OTS, if the amount of dividends to be paid in any year would exceed 50% of its net income for the fiscal year in which the dividend is declared (except that permitted dividends may be deferred and paid in a subsequent year). No dividends were declared during fiscal 1994 and 1996. During fiscal 1995 Liberty Bank declared and paid dividends to First Liberty in the amounts of $6.3 million and $3.2 million, respectively. Liberty Bank paid dividends in the amount of $3.6 million to First Liberty during fiscal 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


                                                            Page
                                                            ----

Report of Independent Accountants..........................  59

Consolidated Statements of Financial Condition as of
  September 30, 1996 and 1995..............................  60

Consolidated Statements of Income for each of the three
  years in the period ended September 30, 1996.............  61

Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended September 30, 1996...  63

Consolidated Statements of Cash Flows for each of the three
  years in the period ended September 30, 1996.............  64

Notes to Consolidated Financial Statements.................  67

Coopers & Lybrand L.L.P.
1100 Campanile Building
1155 Peachtree Street
Atlanta, GA  30309-3630


                     Report of Independent Accountants
                     ---------------------------------


The Board of Directors
First Liberty Financial Corp.

     We have audited the accompanying consolidated statements of financial condition of First Liberty Financial Corp. and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Liberty Financial Corp. and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for impaired loans and mortgage servicing rights in 1996.

                                    Coopers & Lybrand L.L.P.

Atlanta, Georgia
November 5, 1996, except as to the information presented in the first paragraph of Note 3, for which the date is November 15, 1996.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Financial Condition
----------------------------------------------

                                                       September 30,
                                             --------------------------------
                                                    1996           1995
-----------------------------------------------------------------------------
                                                  (Dollars in Thousands)
Assets:
-------
Cash and due from banks                          $   37,925       $ 24,610
Federal funds sold and repurchase agreements         29,707         22,652
Securities available-for-sale, at market value      200,017        167,613
Loans available-for-sale, net, at market value       26,906         22,282
Loans, net                                          720,178        625,641
Accrued interest receivable                           7,312          6,406
Premises and equipment, net                          22,151         22,194
Real estate, net                                      2,512          4,053
Intangible assets                                    10,211         11,315
Mortgage servicing rights                             6,132          2,076
Advances to attorneys for loans originated            1,729          3,220
Deferred federal income taxes                           450              -
Other assets                                          5,961          7,212
                                                 ----------       --------
  Total assets                                   $1,071,191       $919,274
                                                 ==========       ========

Liabilities and Stockholders' Equity:
-------------------------------------
Deposits:
  Noninterest-bearing demand                     $   81,139       $ 63,323
  Interest-bearing demand                            99,916         94,689
  Savings                                           116,677        120,012
  Time                                              462,762        441,202
                                                 ----------       --------
    Total deposits                                  760,494        719,226
Notes payable and other borrowed money              184,660         88,500
Subordinated debentures                              12,155         12,501
Securities sold under agreements to repurchase       16,644          4,315
Checks payable on loans originated                    4,450          7,119
Deferred federal income taxes                             -          1,264
Other liabilities                                    16,338         15,680
                                                 ----------       --------
  Total liabilities                                 994,741        848,605
                                                 ----------       --------

Commitments and contingencies                             -              -

Stockholders' equity:
  Series B, 6.00% Cumulative Convertible
   Preferred stock ($25.00 stated value,
   302,580 shares authorized, issued
   and outstanding)                                   7,564          7,564
  Common stock ($1.00 par value, 37,500,000
   shares authorized, 6,103,452 and 5,973,924
   shares issued, respectively, and 6,069,942 and
   5,940,414 shares outstanding, respectively)        6,104          5,974
  Additional paid-in capital                         26,132         25,376
  Retained earnings                                  36,804         31,593
  Net unrealized gain on securities available-
   for-sale, net of taxes                               115            431
  Treasury stock at cost (33,510 shares)               (269)          (269)
                                                 ----------       --------
    Total stockholders' equity                       76,450         70,669
                                                 ----------       --------
    Total liabilities and stockholders' equity   $1,071,191       $919,274
                                                 ==========       ========

The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income
---------------------------------

                                          Years Ended September 30,
                                 ------------------------------------------
                                      1996          1995         1994
---------------------------------------------------------------------------
                                            (Dollars in Thousands)
Interest Income:
----------------
Loans                               $62,021       $49,990        $41,827
Securities                           12,263        10,957          6,481
Federal funds sold and
  repurchase agreements                 671           466            254
Other interest income                   127            77              -
                                    -------       -------        -------
  Total interest income              75,082        61,490         48,562
                                    -------       -------        -------

Interest Expense:
-----------------
Deposits                             31,881        26,167         19,796
Short-term borrowings                 6,108         3,785          1,470
Long-term borrowings                  2,823         2,781          3,851
                                    -------       -------        -------
  Total interest expense             40,812        32,733         25,117
                                    -------       -------        -------
  Net interest income                34,270        28,757         23,445
Provision for estimated
  losses on loans                     1,788         1,440          1,500
                                    -------       -------        -------
  Net interest income after
    provision for estimated
    losses on loans                  32,482        27,317         21,945
                                    -------       -------        -------

Noninterest Income:
-------------------
Loan servicing fees                   2,354         2,398          2,870
Gain on sale of
  investment securities                  11            34              -
Gain (loss) on sale of loans
  and mortgage-backed securities      1,770          (207)           461
Gain on sale of servicing               790         2,353          3,367
Deposit account service charges       4,509         3,491          2,859
Other income                            673           716            708
                                    -------       -------        -------
  Total noninterest income           10,107         8,785         10,265
                                    -------       -------        -------
                                     42,589        36,102         32,210
                                    -------       -------        -------
Noninterest Expense:
--------------------
Compensation, taxes and benefits     14,449        12,442         11,960
Occupancy and equipment               3,499         2,965          2,765
Advertising                             904           856            854
Professional fees                       820           765            815
Data processing                         772           718            655
Federal deposit insurance premiums    5,019         1,740          1,551
Amortization of intangible assets     1,113           729            375
Net cost of operation of other
  real estate                           229           370          1,080
Other expenses                        4,112         4,239          3,356
                                    -------       -------        -------
  Total noninterest expense          30,917        24,824         23,411
                                    -------       -------        -------

The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income, continued
--------------------------------------------

                                          Years Ended September 30,
                               ----------------------------------------------
                                      1996          1995         1994
-----------------------------------------------------------------------------
                               (Dollars in thousands, except per share data)

  Income before income tax expense   11,672        11,278          8,799
                                   --------      --------       --------

Income Tax Expense(Benefit):
----------------------------
  Current                             5,858         3,394          2,557
  Deferred                           (1,956)         (187)           193
                                   --------      --------       --------
                                      3,902         3,207          2,750
                                   --------      --------       --------
  Net income                          7,770         8,071          6,049
Dividends on preferred stock            454           864            891
                                   --------      --------       --------
  Net income applicable to common
    stockholders                    $ 7,316       $ 7,207        $ 5,158
                                   ========      ========       ========



Earnings Per Common Share:
--------------------------
  Primary                           $  1.21       $  1.48        $  1.11
  Fully diluted                     $  1.17       $  1.29        $  1.00

Dividends Per Common Share:         $   .34       $   .28        $   .21
---------------------------

Average Number of Shares
------------------------
  Outstanding:
  ------------
    Primary                       6,056,372     4,843,047      4,633,242
    Fully diluted                 6,672,680     6,307,338      6,074,234



















The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Stockholders' Equity
-----------------------------------------------
(Dollars in Thousands)

                                                                                                       Obligations
                                                                                                          Under
                                                                                                        Employee
                                                              Additional        Net Unrealized            Stock   Total
                                             Preferred  Common  Paid-in Retained Gain(Loss) on Treasury Ownership Stockholders'
                                               Stock     Stock  Capital Earnings  Securities    Stock     Plan    Equity
-------------------------------------------------------------------------------------------------------------------------------

           Balances at September 30, 1993     $ 11,500 $  4,547 $ 15,209 $ 22,083 $    998 $   (269) $   (184) $ 53,884
Series A, 7.75% Cumulative Convertible Preferred
  stock dividends declared, $1.94 per share          -        -        -     (891)       -        -         -      (891)
Common stock dividends declared, $0.21 per share     -        -        -     (963)       -        -         -      (963)
Repayment of obligations under Employee
  Stock Ownership Plan                               -        -        -        -        -        -       184       184
Net unrealized loss on securities available-
  for-sale, net of taxes                             -        -        -        -   (1,872)       -         -    (1,872)
Net income                                           -        -        -    6,049        -        -         -     6,049
                                              -------- -------- -------- -------- -------- --------  --------  --------
           Balances at September 30, 1994       11,500    4,547   15,209   26,278     (874)    (269)        -    56,391
Series B, 6.00% Cumulative Convertible Preferred
  stock issued-$25.00 stated value-302,580 shares7,564        -     (545)       -        -        -         -     7,019
Series A, 7.75% Cumulative Convertible Preferred
  stock dividends declared, $1.45 per share          -        -        -     (669)       -        -         -      (669)
Series B, 6.00% Cumulative Convertible Preferred
  stock dividends declared, $0.64 per share          -        -        -     (195)       -        -         -      (195)
Common stock dividends declared, $0.28 per share     -        -        -   (1,417)       -        -         -    (1,417)
Conversion of 457,463 shares of Series A, 7.75%
  Cumulative Convertible Preferred stock into 1,372,389
  shares of Common stock, and 2, 537 shares
  redeemed for $26.20 per share                (11,500)   1,371   10,519     (456)       -        -         -       (66)
Common stock issued for exercise
  of stock options - 55,500 shares                   -       56      193      (19)       -        -         -       230
Net unrealized gain on securities available-
  for-sale, net of taxes                             -        -        -        -    1,305        -         -     1,305
Net income                                           -        -        -    8,071        -        -         -     8,071
                                              -------- -------- -------- -------- -------- --------  --------  --------
           Balances at September 30, 1995        7,564    5,974   25,376   31,593      431     (269)        -    70,669
Series B, 6.00% Cumulative Convertible Preferred
  stock dividends declared, $0.64 per share          -        -        -     (454)       -        -         -      (454)
Common stock dividends declared, $0.34 per share     -        -        -   (2,076)       -        -         -    (2,076)
Conversion of $602,000 in 8.25% Convertible
 Debentures into 55,261 shares of Common stock       -       55      536       (2)       -        -         -       589
Common stock issued for exercise
  of stock options - 74,400 shares                   -       75      220      (25)       -        -         -       270
Dividends paid for fractional shares in three-for-
  two stock split effective October 1, 1996          -        -        -       (2)       -        -         -        (2)
Net unrealized loss on securities available-
  for-sale, net of taxes                             -        -        -        -     (316)       -         -      (316)
Net income                                           -        -        -    7,770        -        -         -     7,770
                                              -------- -------- -------- -------- -------- --------  --------  --------
           Balances at September 30, 1996     $  7,564 $  6,104 $ 26,132 $ 36,804 $    115 $   (269) $      -  $ 76,450
                                              ======== ======== ======== ======== ======== ========  ========  ========


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------

                                        Years Ended September 30,
                                ---------------------------------------
                                   1996          1995           1994
-----------------------------------------------------------------------
Operating Activities:                     (Dollars in Thousands)
---------------------
Cash flows from operating
activities:
  Net income                     $   7,770    $   8,071     $   6,049
   Adjustments to reconcile
   net income to cash provided
   by(used in) operations:
   Depreciation                      1,936        1,727         1,618
   Deferred income tax expense
    (benefit)                       (1,956)        (187)          193
   Amortization of loan fees
    (costs), net                       113         (623)         (776)
   Provision for estimated
    losses on loans and real
    estate                           2,201        1,947         2,597
   Amortization of intangibles       1,113          729           375
   Dividends received on stock        (272)        (254)         (416)
   Loss(gain) on sales of loans,
    mortgage-backed and
    investment securities           (1,781)         173          (461)
  Loans available-for-sale:
   Disbursements                  (140,618)     (57,020)     (160,060)
   Purchases                      (228,087)     (69,590)     (190,758)
   Sales                           365,341      113,053       402,506
   Repayments                          600          791         8,079
  Increase in accrued
   interest receivable                (906)      (1,475)         (431)
  Increase(decrease) in accrued
   interest payable                     33          170           (26)
  Other, net                        (2,750)       9,328        (1,399)
                                ----------   ----------    ----------
  Total adjustments                 (5,033)      (1,231)       61,041
                                ----------   ----------    ----------
  Net cash provided by
    operating activities             2,737        6,840        67,090
                                ----------   ----------    ----------







The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows, continued
------------------------------------------------

                                            Years Ended September 30,
                                    ---------------------------------------
                                        1996          1995         1994
---------------------------------------------------------------------------
Investing Activities:                         (Dollars in Thousands)
---------------------
Cash flows from investing
  activities:
  Net increase in federal funds sold
   and repurchase agreements            (7,055)     (15,917)      (3,309)
  Investment securities available-
   for-sale:
     Purchases                             (10)     (11,211)      (5,176)
     Sales                                 819       30,960           74
     Maturities                          4,000        3,000        2,843
  Mortgage-backed securities
   available-for-sale:
     Purchases                         (77,187)     (64,450)     (59,864)
     Sales                               2,763       19,478        6,205
     Principal repayments               36,959       23,041       33,891
  Net increase in loans                (97,754)     (76,552)     (19,800)
  Purchases of premises
   and equipment                        (1,899)      (1,447)      (1,743)
  Proceeds from sales of real estate     3,714        1,612        1,821
  Net decrease(increase) in advances to
   attorneys for loans originated        1,491       (1,956)      17,448
  Cash received in acquisitions,net          -       86,220            -
                                     ---------    ---------    ---------
  Net cash used in
    investing activities              (134,159)      (7,222)     (27,610)
                                     ---------    ---------    ---------

Financing Activities:
---------------------
Cash flows from financing
  activities:
  Net increase(decrease) in
   deposits                             41,122      (33,300)      15,656
  Notes payable and other borrowed
   money:
    Proceeds                           605,762      380,000      176,000
    Repayments                        (509,602)    (342,415)    (197,008)
  Net increase(decrease) in
   securities sold under agreements
   to repurchase                        12,329        2,655       (6,814)
  Net increase(decrease) in checks
   payable on loans originated          (2,669)       3,295      (22,422)


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows, continued
------------------------------------------------

                                           Years Ended September 30,
                                   ----------------------------------------
                                       1996         1995          1994
---------------------------------------------------------------------------
                                            (Dollars in Thousands)

  Redemption of preferred stock           -           (66)            -
  Issuance of common stock              270           230             -
  Dividends paid on stock            (2,475)       (1,700)       (2,077)
                                  ---------     ---------     ---------

  Net cash provided by(used in)
   financing activities             144,737         8,699       (36,665)
                                  ---------     ---------     ---------

  Net increase in
   cash and due from banks           13,315         8,317         2,815
  Cash and due from banks
   beginning of period               24,610        16,293        13,478
                                  ---------     ---------     ---------

  Cash and due from banks
   end of period                   $ 37,925      $ 24,610      $ 16,293
                                   ========      ========      ========

Supplemental Disclosures of
---------------------------
  Cash Flow Information:
  ----------------------
Cash paid during the year for:
 Interest                          $ 40,780      $ 32,564      $ 25,144
 Income taxes                         5,687         2,665         3,688

Noncash Investing and Financing
 Activities:
  Real estate foreclosed           $  2,028      $  1,462      $  1,492
  Financing of sales of foreclosed
    real estate                         350         3,678         3,339
  Conversion of mortgage loans into
    mortgage-backed securities            -             -           596
  Dividends declared but not paid
    on preferred stock                  114            66             -
  Dividends declared but not paid
   on common stock                      524           515             -

Acquisitions:
 Fair value of assets acquired            -     $(113,176)            -
 Fair value of liabilities assumed        -       199,396             -
                                                ---------
 Net cash received                        -     $  86,220             -
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

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Notes to Consolidated Financial Statements
------------------------------------------


1.  Summary of Significant Accounting Policies
----------------------------------------------

Description of Business
-----------------------

First Liberty Financial Corp. ("First Liberty") is a savings and loan holding company which owns and operates First Liberty Bank ("Liberty Bank") and its wholly-owned subsidiaries, Liberty Mortgage Corporation ("Liberty Mortgage") and NewSouth Financial Services, Inc. ("NewSouth"). Liberty Bank operates as a system of community banks throughout Georgia. Liberty Mortgage originates first mortgage loans throughout Georgia and the southeastern states.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of First Liberty and its wholly-owned subsidiaries, Liberty Bank and Liberty Mortgage (collectively known as "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the statement of financial condition caption "Cash and Due From Banks."

Debt and Equity Securities
--------------------------

Held-to-maturity securities are debt and equity securities that the Company has the positive intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

Debt and equity securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale and represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to interest rates, change in prepayment risk, the need to increase regulatory capital or other similar factors. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized. This amount is reported net of income taxes. As of September 30, 1996 and 1995, the Company's entire portfolio of debt and equity securities was classified as available-for-sale.

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

Loans which are delinquent 90 days (four payments) or over generally are placed on non-accrual status unless the collectibility of principal and accrued interest is assured beyond a reasonable doubt. In some cases, loans less than 90 days (four payments) delinquent are placed on non-accrual where material uncertainty exists as to their collectibility. When loans are placed on non-accrual, all previously accrued interest is charged against interest income and further accruals are discontinued, unless a part of the previously accrued interest is considered collectible beyond a reasonable doubt. In such cases, the amount of accrued interest considered collectible is not charged off.

Allowance for Estimated Loan Losses
-----------------------------------

On October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of SFAS No. 114". Under these new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

The Company uses several factors in determining if a loan is impaired under SFAS No. 114. Quarterly asset classification procedures generally include a review of significant loans and lending data, including loan payment status and borrowers' financial data and operation factors, such as cash flows and operating income or loss. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate of the loan, except that collateral dependent loans are measured for impairment at the fair value of the collateral. The adoption of SFAS No. 114 resulted in no additional provision for loan losses at October 1, 1995.

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

Mortgage Servicing Rights
-------------------------

The Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights", effective October 1, 1995. SFAS No. 122 requires that the right to service mortgage loans for others be recognized as an asset, whether that servicing right is acquired or originated. The total cost of mortgage loans sold or securitized is allocated to the loans and to the mortgage servicing rights based upon their relative fair values. Mortgage servicing rights are amortized using a method approximating the level-yield method over management's best estimate of the remaining loan lives.

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

The carrying value of mortgage servicing rights, and the excess (deficient) servicing fees receivable (payable) are evaluated for impairment based on their fair value. Fair values of servicing rights are determined by estimating the present value of future net servicing income considering the average interest rate and the average remaining lives of the related loans being serviced. The Company evaluates the carrying value of its excess (deficient) servicing fee receivable (payable) by determining the present value of the amount by which the actual monthly servicing fees collected exceed "normal" servicing fees. Periodically, the Company uses an independent party to evaluate the present value of its portfolio of mortgage servicing. Both evaluations are principally determined using discounted cash flows of disaggregated groups of mortgage servicing rights.

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

Premises and Equipment
----------------------

Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets (33 to 40 years for buildings and 3 to 10 years for equipment). Expenditures for maintenance and repairs are charged against earnings as incurred. Costs of major additions and improvements are capitalized. Upon disposition or retirement of property, the cost and the related accumulated depreciation are removed from the accounts. Any resulting gain or loss is reflected in current income.

Real Estate
-----------

Real estate is carried at the lower of fair value less estimated selling costs or cost. Any write-down from the cost to fair value required at the time of foreclosure is charged to the allowance for estimated loan losses. Subsequent write-downs and gains or losses recognized on the sale of real estate are included in non-interest income or expense.

Intangible Assets
-----------------

Intangible assets are stated at cost less accumulated amortization and are amortized over periods ranging from 10 to 25 years on the straight-line basis. The recoverability of the intangible assets are reviewed periodically to determine if adjustments to carrying value or amortization periods are necessary. Accumulated amortization as of September 30, 1996 and 1995 was $4.6 million and $3.5 million, respectively.

Fair Value of Financial Instruments
-----------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. These fair values are provided for disclosure purposes only, and do not impact carrying values of financial statement amounts.

     Cash, Due From Banks and Federal Funds Sold and Repurchase Agreements.
     ----------------------------------------------------------------------
     The carrying amount reported in the balance sheet for cash, due from banks and federal funds sold approximates those assets' fair values.

     Investment Securities (Including Mortgage-backed Securities).  Fair
     -------------------------------------------------------------
     values for investment securities are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans Receivable.  For variable-rate loans held-for-investment, fair
     -----------------
     values are based on carrying values. The fair values for loans available-for-sale are based on quoted market prices of similar loans sold including the value of servicing rights. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Mortgage Servicing Rights and Excess Servicing Fees.  The fair value is
     ----------------------------------------------------
     estimated by discounting future cash flows from servicing fees using discount rates that approximate current market rates.

     Deposit Liabilities.  The fair values disclosed for deposits (i.e.,
     --------------------
     interest and non-interest checking), regular savings, and money market accounts are equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits.

     Short-term Borrowings.  The carrying amounts of federal funds purchased,
     ----------------------
     borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

     Long-term Borrowings.  The fair values of the Company's long-term
     ---------------------
     borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing agreements.

     Subordinated Debt.  The fair values of Liberty Bank's subordinated debt
     ------------------
     is based on the optional redemption price of 102.0% at September 30, 1996 and 103.0% at September 30, 1995.

     Off-balance-sheet Instruments.  Liberty Bank has commitments to extend
     ------------------------------
     standby letters of credit and to purchase and sell loans and mortgage-backed securities. These types of credit are made at market rates;

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

Advertising
-----------

Advertising costs are expensed as incurred.

Income Taxes
------------

The Company follows the liability method of accounting for income taxes. Deferred tax balances are regularly adjusted through the consolidated statements of income to reflect current estimates of future taxes payable or refundable. First Liberty files a consolidated income tax return; however, income taxes are computed by each subsidiary on a separate basis, and taxes currently payable are remitted to First Liberty.

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

Reclassifications and Restatements
----------------------------------

Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

All references to number of shares, per share amounts, stock option data and market prices have been restated to give retroactive effect to the three-for-two stock split in the form of a stock dividend effective on October 1, 1996.

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

2.  Recently Issued Accounting Standards
----------------------------------------

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control.
Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management is currently reviewing the provisions of SFAS No. 125 and does not believe that the Company's financial statements will be materially negatively impacted by the adoption.

In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used at the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by Accounting Principles Board ("APB") Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Assets that are covered by Opinion No. 30 will continue to be reported at the lower of carrying amount or net realizable value. SFAS No. 121 is effective for the Company beginning October 1, 1996. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans including stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued To Employees". Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for the Company for the year ending September 30, 1997. As such, SFAS No. 123 was adopted effective October 1, 1996 for disclosure purposes only and did not impact the Company's financial position or results of operations.


3.  Acquisitions
----------------

On November 15, 1996, the Company acquired by merger Middle Georgia Bank ("MGB"). On the merger date MGB had total assets of approximately $129 million, total liabilities of $119 million and total stockholders' equity of $10.1 million. This business combination has been accounted for utilizing the pooling-of-interests method of accounting. The following table shows the pro forma effect of the above transaction on results of operations for the periods prior to the combination. The results listed are not necessarily indicative of future operations and they exclude the pro forma effects of prior year acquisitions accounted for under the purchase method (dollars in thousands).
                                                (Unaudited)
                                               September 30,
                                  --------------------------------------
                                     1996          1995          1994
                                   --------      --------      --------
  Total Revenue:
  --------------
    First Liberty                   $85,189       $70,275       $58,827
    MGB                              10,664        10,081         8,184
      Combined                      $95,853       $80,356       $67,011
  Net Income:
  -----------
    First Liberty                   $ 7,770       $ 8,071       $ 6,049
    MGB                               1,167         1,274         1,151
      Combined                      $ 8,937       $ 9,345       $ 7,200
  Earnings Per Common Share:
  --------------------------
    First Liberty
      Primary                       $  1.21       $  1.48       $  1.11
      Fully diluted                    1.17          1.29          1.00
    MGB
      Primary                          5.84          6.37          5.75
      Fully diluted                    5.84          6.37          5.75
    Combined
      Primary                          1.20          1.42          1.09
      Fully diluted                    1.16          1.26          1.01

In September 1995, the Company acquired by merger Tifton Banks, Inc. ("Tifton") of Tifton, Georgia, and its subsidiary, Tifton Bank & Trust Company ("Tifton Bank"). Tifton Bank, on the date of acquisition, held the following approximate balances: loans of $42 million, cash and investments of $21 million, premises and equipment of $1 million and deposits of $45 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

In March 1995, the Company acquired three banking offices located in Sylvania, Vidalia and Waycross, Georgia from a commercial bank. Total assets acquired were approximately $3 million and total cash received and deposits assumed were approximately $95 million. Intangible assets resulting from the acquisition were approximately $4 million.

In December 1994, the Company acquired by merger Central Banking Company ("CBC") of Swainsboro, Georgia, and its subsidiary, The Central Bank ("The Central Bank"). Central Bank on the date of acquisition, held the following approximate balances: loans of $21 million, cash and investments of $34 million, premises and equipment of $1 million and deposits of $52 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

The financial institutions acquired prior to 1996 were accounted for as purchases and accordingly, income and expenses of such institutions are included in the consolidated statements of the Company from the date of acquisition.

The following table presents unaudited proforma results of operations for the year ended September 30, 1995, after giving effect to the amortization of intangibles and other proforma adjustments, as if the purchase acquisitions previously discussed had occurred at the beginning of the 1995 period. The proforma adjustments do not include any operating efficiencies which have been realized in the combined operations. Accordingly, the proforma summary information does not necessarily reflect the results of operations as they actually would have been, if the acquisitions had occurred at the beginning of the year presented (dollars and shares outstanding in thousands).

                                                  (Unaudited)
                                                 September 30,
                                                ---------------
                                                     1995
                                                    ------
  Net interest income before provision for
   estimated losses on loans                       $31,674
  Net income                                         8,309

  Earnings Per Common Share:
  --------------------------
    Primary                                        $  1.45
    Fully diluted                                     1.26
  Average Shares Outstanding:
  ---------------------------
    Primary                                          4,844
    Fully diluted                                    6,617

4.  Securities Available-for-Sale
---------------------------------

Investment and mortgage-backed securities available-for-sale are summarized as follows (dollars in thousands):

                                              September 30,
                                      ---------------------------
                                           1996          1995
                                      -------------  ------------
Investment Securities:
----------------------
  U.S. government agencies             $  9,792       $ 14,591
  Investment grade corporate
   equity securities                      4,666          4,394
  Federal Home Loan Bank of
   Atlanta stock                          9,733          9,733
  Other                                      90             80

Mortgage-backed Securities:
---------------------------
  Federal National Mortgage
   Association                           76,628         40,738
  Federal Home Loan
   Mortgage Corporation                  82,985         78,721
  Government National Mortgage
   Corporation                            2,376          2,835
  Other                                  13,747         16,521
                                       --------       --------
                                       $200,017       $167,613
                                       ========       ========

Mortgage-backed securities at September 30, 1996 and 199$124 million and $85.3 million, respectively, of investments collateralized by mortgage obligations and mortgage pass-through securities. Liberty Bank does not invest in collateralized mortgage obligations which are considered "high risk" as defined by the Federal Financial Institutions Examination Council guidelines.

At September 30, 1996 and 1995, all mortgage-backed securities were available-for-sale. Adjustable rate pass-through securities are subject to interest rate adjustments indexed to the one year or three year constant maturity treasury, the one to six month London Inter-Bank Offered Rate, or the 11th District Cost of Funds Index.

At September 30, 1996, the Company had no open futures contracts or option contracts as interest rate hedges related to investment or mortgage-backed securities.

      The amortized cost and estimated market value of all investments in debt and equity securities are summarized as follows (dollars in thousands):
                                       Gross        Gross      Estimated
                         Amortized   Unrealized   Unrealized     Market
At September 30,1996:       Cost        Gains       Losses       Value
---------------------   ----------- ------------ ------------ ------------
U.S. government agencies  $  9,824    $     24     $     56     $  9,792
Investment grade corporate
  equity securities          4,688           -           22        4,666
Federal Home Loan Bank
  of Atlanta stock           9,733           -            -        9,733
Other                           90           -            -           90
Mortgage-backed securities 175,508       1,073          845      175,736
                          --------    --------     --------     --------
                          $199,843    $  1,097     $    923     $200,017
                          ========    ========     ========     ========


                                       Gross        Gross      Estimated
                         Amortized   Unrealized   Unrealized     Market
At September 30,1995:       Cost        Gains       Losses       Value
---------------------  ------------ ------------ ----------- ------------
U.S. government agencies  $ 14,526    $     94     $     29     $ 14,591
Investment grade corporate
  equity securities          4,416           -           22        4,394
Federal Home Loan Bank
  of Atlanta stock           9,733           -            -        9,733
Other                           80           -            -           80
Mortgage-backed securities 138,205       1,288          678      138,815
                          --------    --------     --------     --------
                          $166,960    $  1,382     $    729     $167,613
                          ========    ========     ========     ========


The change to stockholders' equity for the net unrealized gain or loss on debt and equity securities during fiscal 1996 was a net loss of $316,000 (net of related tax benefit of $163,000) and a net gain of $1.3 million (net of related taxes of $672,000) during fiscal 1995.

The amortized cost and estimated market value of debt and equity securities at September 30, 1996, by contractual maturity, are shown below. Expected maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties (dollars in thousands):
                                                      Estimated
                                            Amortized   Market
                                              Cost      Value
                                           ---------- ----------
Due in one year or less                      $ 8,887    $ 8,857
Due after one year through five years          5,715      5,691
                                            --------   --------
                                              14,602     14,548
Federal Home Loan Bank of Atlanta stock        9,733      9,733
Mortgage-backed securities                   175,508    175,736
                                            --------   --------
                                            $199,843   $200,017
                                            ========   ========

Proceeds, gross realized gains and losses on the sale of debt and equity securities for the three years ended September 30, 1996 are as follows (dollars in thousands):

                                          September 30,
                                 -------------------------------
                                   1996       1995       1994
                                 --------    -------    -------
     Proceeds                     $ 3,581    $50,438    $ 6,279
     Gross realized gains              13        255         13
     Gross realized losses              2         74         20

5. Loans Available-for-Sale and Mortgage Banking Operations
-----------------------------------------------------------

Loans originated for sale to the secondary market, principally residential first mortgage loans, are typically sold within ninety days of origination. The Company had commitments to originate or purchase residential mortgage loans of approximately $76 million, including $1.6 million to be held in Liberty Bank's portfolio and $43 million on which the interest rate had not been locked-in at September 30, 1996. Commitments to buy and sell, respectively, residential mortgage loans and mortgage-backed securities for mandatory delivery were approximately $500,000 and $43 million at September 30, 1996. Also, at September 30, 1996, the Company bought $2.0 million of optional commitments to sell residential mortgage loans. The Company had no open futures contracts as interest rate hedges related to loans available-for-sale or commitments to originate residential mortgage loans at September 30, 1996.

The following summarizes the principal balance of whole loans and participations which the Company was servicing for its portfolio and investors (dollars in thousands):

                                          September 30,
                           ----------------------------------------
                               1996          1995         1994
                           ------------ ------------- -------------
Loans serviced for investors $ 788,624    $  617,549   $  837,926
Loans sub-serviced for
  others                         2,324         2,744       57,857
Loans serviced for Liberty
  Bank's portfolio             210,003       233,436      208,172
                            ----------    ----------   ----------
Total loans serviced        $1,000,951    $  853,729   $1,103,955
                            ==========    ==========   ==========
Number of loans serviced        13,873        12,326       15,142
                            ==========    ==========   ==========

In connection with loans serviced, there were no off-balance sheet escrow accounts.

Changes in the amounts capitalized in connection with mortgage servicing rights are as follows (dollars in thousands):

                                       September 30,
                            ----------------------------------
                                1996       1995       1994
                            ----------- ---------- -----------
Balance, beginning of year    $ 2,076    $ 2,915    $ 1,491
  Capitalized                   4,812        337      2,138
  Sold                            (46)      (692)      (156)
  Amortization                   (710)      (484)      (558)
                              -------    -------    -------
Balance, end of year          $ 6,132    $ 2,076    $ 2,915
                              =======    =======    =======

The Company capitalized $1.8 million and amortized $151,000 in originated mortgage servicing rights during fiscal 1996.

The following table summarizes the Company's financial data with respect to its mortgage banking operations (dollars in thousands):

                                       September 30,
                             --------------------------------
                                1996       1995       1994
                             ---------  ---------  ----------
Total revenues                $ 7,743    $ 6,602    $ 9,222
Total expenses                  5,212      4,575      5,354
                              -------    -------    -------
Income before income taxes    $ 2,531    $ 2,027    $ 3,868
                              =======    =======    =======
Total assets                  $19,410    $19,884    $18,191
                              =======    =======    =======
Depreciation expense          $   215    $   193    $   120
                              =======    =======    =======
Capital expenditures for office
  premises and equipment      $   146    $   112    $   356
                              =======    =======    =======

6. Loans
--------

Loans are summarized as follows (dollars in thousands):

                                          September 30,
                                   ---------------------------
                                       1996          1995
                                   -----------     -----------
Loans collateralized by real estate:
  Residential first mortgage       $ 143,005       $ 157,531
  Commercial first mortgage           44,797          60,730
  Consumer mortgage (1)               61,400          51,786
Construction loans:
  Residential real estate             88,416          69,579
  Commercial real estate              24,185          18,301
Commercial business                  190,988         131,963
Consumer-indirect auto loans         154,869         123,750
Consumer-other loans                  21,129          19,817
                                   ---------       ---------
                                     728,789         633,457
Allowance for estimated losses        (8,611)         (7,816)
                                   ---------       ---------
                                   $ 720,178       $ 625,641
                                   =========       =========

(1) Loans collateralized by the equity in the borrower's residence.

The above balances exclude undisbursed loan commitments representing loans in process and unused lines of credit amounting to approximately $104 million and $80.1 million at September 30,

1996 and 1995, respectively.

Liberty Bank's loans to one borrower ("LTOB") limitation is 15% of unimpaired capital and surplus (as defined by the Office of Comptroller of the Currency) unless the loans are collateralized by readily marketable assets, in which case the limitation is 25%.
For loans in excess of this limitation, Liberty Bank is restricted from extending additional credit and options to renew such credits are limited. Liberty Bank's limitation at September 30, 1996 was approximately $12.4 million based on the 15% limitation and $20.7 million based on the 25% limitation. At September 30, 1996, Liberty Bank had no relationships in excess of the LTOB limitation.

Liberty Bank's aggregate investment in loans collateralized by non-residential real estate may not exceed 400% of its risk-based capital. Liberty Bank had excess capacity to originate loans collateralized by non-residential real estate of approximately $167 million at September 30, 1996.

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

At September 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $4.7 million, with a corresponding valuation allowance of $1.9 million. For the period ended September 30, 1996, the average recorded investment in impaired loans was approximately $3.9 million. Interest income recognized by the Company on impaired loans, not placed on nonaccrual, (during the portion of the year that they were impaired) was not significant.

All restructured loans were performing at September 30, 1996. The average yield on restructured loans was 8.37% at that date and was not materially below the market rate of interest for such loans.

The following table sets forth the interest income that would have been recorded under the original terms and the actual interest income recorded for nonaccrual and for troubled debts restructured for the year ended September 30, 1996 (dollars in thousands).

                                                         Troubled
                                           Nonaccrual      Debts
                                             Loans      Restructured
                                           ----------   ------------
Interest income that would have
  been recorded under the original terms     $  334        $  499
                                             ======        ======
Interest income recorded                     $  165        $  440
                                             ======        ======

7.  Allowance for Estimated Loan Losses
---------------------------------------

Changes in the allowance for estimated loan losses for the three years ended September 30, 1996 are as follows (dollars in thousands):
                                             September 30,
                                    ------------------------------
                                      1996       1995       1994
                                    --------   --------   --------
Balance at beginning of year         $7,816     $5,680     $6,141
Provision for estimated losses        1,788      1,440      1,500
Acquisitions                              -        879          -
Charge-offs                          (2,460)    (2,598)    (4,279)
Recoveries                            1,467      2,415      2,318
                                     ------     ------     ------
Balance end of year                  $8,611     $7,816     $5,680
                                     ======     ======     ======

8.  Premises and Equipment
--------------------------

Premises and equipment are summarized as follows (dollars in thousands):
                                                 September 30,
                                             ---------------------
                                                1996       1995
                                              --------   --------

Land                                          $  3,602   $  3,596
Office buildings                                22,984     22,528
Furniture, fixtures and equipment               13,240     11,885
                                              --------   --------
                                                39,826     38,009
Less accumulated depreciation                   17,675     15,815
                                              --------   --------
                                              $ 22,151   $ 22,194
                                              ========   ========

Certain office facilities are occupied under operating lease arrangements with future annual rentals as follows (dollars in thousands):

     Year ended September 30,:
               1997                               $    279
               1998                                    281
               1999                                    283
               2000                                    281
               2001                                    228
               Thereafter                              722
                                                  --------
                                                  $  2,074
                                                  ========

Total rent expense was approximately $452,000, $360,000, and $256,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

9.  Real Estate
----------------

Investments in real estate are summarized as follows (dollars in thousands):
                                             September 30,
                                       ------------------------
                                           1996         1995
                                       ----------   ----------
Acquired through foreclosure            $  2,751     $  4,185
Allowance for estimated losses              (382)        (302)
                                        --------     --------
                                           2,369        3,883
                                        --------     --------
Acquired for development                     268          312
Allowance for estimated losses              (125)        (142)
                                        --------     --------
                                             143          170
                                        --------     --------
                                        $  2,512     $  4,053
                                        ========     ========

Sales of real estate owned (gross of gains and losses) during fiscal 1996 and 1995 were $4.2 million and $5.1 million, respectively, of which, Liberty Bank provided financing for $350,000 and $3.7 million during the same periods.

Changes in the allowance for estimated losses on real estate for the years ended September 30, 1996, 1995, and 1994 are as follows (dollars in thousands):
                                         September 30,
                              --------------------------------
                                  1996       1995       1994
                              ----------- ---------- ---------
Acquired through foreclosure:
-----------------------------
Balance, beginning of year      $   302    $ 2,908    $ 2,277
Provision for estimated losses      413        507      1,097
Charge-offs, net                   (333)    (3,113)      (466)
                                -------    -------    -------
Balance, end of year            $   382    $   302    $ 2,908
                                =======    =======    =======
Acquired for development:
-------------------------
Balance, beginning of year      $   142    $   158    $   177
Charge-offs, net                    (17)       (16)       (19)
                                -------    -------    -------
Balance, end of year            $   125    $   142    $   158
                                =======    =======    =======

10.  Notes Payable and Other Borrowed Money
-------------------------------------------

Notes payable and other borrowed money are summarized as follows (dollars in thousands):
                                              September 30,
                                           -------------------
                                             1996       1995
                                           --------    -------
Advances from the Federal Home
------------------------------
  Loan Bank of Atlanta:
  ---------------------
    Short term (interest rates ranging
      from 5.42% to 6.05% and 5.91% to
      to 8.95% at September 30, 1996 and
      1995, respectively)                  $164,449    $80,500
    Long term (interest rates
      ranging from 4.64% to 7.14% and
      5.05% to 5.09% at September 30,
      1996 and 1995, respectively)           20,211      8,000
                                           --------    -------
                                           $184,660    $88,500
                                           ========    =======

Liberty Bank's unused borrowing capacity with the Federal Home Loan Bank ("FHLB") of Atlanta at September 30, 1996 was approximately
$32.4 million in advance and warehouse lines of credit.
Additionally, Liberty Bank has approximately $30.0 million in fed fund lines with correspondent banks.

At September 30, 1996, contractual principal maturities of long-term notes payable and other borrowed money are as follows (dollars in thousands):

            1997                     $     -
            1998                       8,000
            1999                      10,000
            2000                           -
            2001                           -
            2002 and thereafter        2,211
                                     -------
                                     $20,211
                                     =======

The following table sets forth the outstanding, maximum month-end and average balances of short-term FHLB advances and other short-term borrowings and the associated weighted average interest rates at the dates indicated (dollars in thousands).

                                             September 30,
                                    -------------------------------
                                       1996       1995      1994
                                    ---------- --------- ----------
Outstanding balance, end of period   $164,449   $ 80,500  $ 33,250
Maximum month end balance             164,449     92,500    47,250
Average balance outstanding
  during the year                      91,298     49,279    28,668
Weighted average interest rate,
  end of period                          5.50%      6.25%     5.91%
Weighted average interest rate,
  during the period                      5.81%      6.11%     4.48%

Advances from the FHLB of Atlanta are collateralized by residential first mortgage loans and mortgage-backed and government agency securities with unpaid principal balances aggregating approximately $195 million and $140 million at September 30, 1996 and 1995, respectively. At September 30, 1996, Liberty Bank was required to collateralize its advances with acceptable collateral with a lendable collateral value equal to 100% of advances outstanding. The lendable collateral value of the residential first mortgage loans and mortgage-backed securities pledged to the advances was 85% and 90% of their fair market value, respectively.

11.  Subordinated Debentures
----------------------------

Subordinated debentures are summarized as follows (dollars in thousands):
                                             September 30,
                                   -------------------------------
                                         1996             1995
                                   -------------    -------------
8 1/4% Convertible subordinated
  debentures due August 1, 2005     $       62       $      664
11% Subordinated debentures
  due August 1, 2004                    16,116           16,116
8 1/4% Subordinated debentures
  due August 1, 2004                       379              379
                                    ----------       ----------
                                        16,557           17,159
Discounts and capitalized
  issuance costs                        (4,402)          (4,658)
                                    ----------       ----------
                                    $   12,155       $   12,501
                                    ==========       ==========
Accretion of discounts and
  amortization of issuance costs    $      244       $      206
                                    ==========       ==========

On September 5, 1996 the Company issued a redemption notice for the Company's 8 1/4% convertible debentures due August 1, 2005. As of September 30, 1996, $62,000 plus accrued interest was payable to holders on the redemption date of October 7, 1996. The remaining holders elected to convert into common stock at the conversion price of $10.89 per share.

In 1991, the Company issued $16.2 million and $379,000 principal amount of 11.00% and 8 1/4% subordinated debentures due August 1, 2004, respectively. Both of these issues are not convertible and may be redeemed at the option of the Company, in whole or in part, after August 1, 1993 at the principal amount plus accrued interest and at a premium if redeemed before August 1, 1998. Periodic interest and principal payments on the debentures are made directly by Liberty Bank. The initial premium was 5.00% and declines annually each August 1 beginning in 1994. The premium at September 30, 1996 was 2.00%. There is no mandatory redemption of these debentures prior to maturity.

The following provisions apply to all subordinated debentures. The indentures provide, among other things, that the Company will not dispose of the capital stock of Liberty Bank nor will it permit Liberty Bank to issue securities that are convertible into the capital stock of Liberty Bank if the Company would own less than 80% of the outstanding shares of any voting class of stock. The liability of the Company on the indebtedness is subordinated to all senior indebtedness as defined in the indentures. At September 30, 1996, the Company had approximately $962 million of outstanding indebtedness (including approximately $760 million in deposits) that would constitute senior indebtedness under the indentures.

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

                                         September 30,
                            --------------------------------------
                                1996          1995         1994
                            -----------   -----------  -----------
Mortgage-backed securities
  sold under agreements to
  repurchase at year end:
    Book value                $23,088       $ 4,287      $ 1,773
    Market value              $23,010       $ 4,344      $ 1,781
Obligations under repurchase
  agreements at year end:
    Identical securities      $16,644       $ 4,315      $ 1,660
Maximum borrowings under
  repurchase agreements for
  the year:
    Identical securities      $29,402       $24,839      $ 9,493
Average borrowings under
  repurchase agreements for
  the year:
    Identical securities      $14,941       $ 9,463      $ 3,898
Weighted average interest
  rate on repurchase
  agreements at year end:        4.89%         6.07%        4.47%

13.  Income Taxes
-----------------

The Company files a consolidated federal income tax return. The Company is allowed to determine its bad debt deductions for tax purposes under either the percentage of taxable income method (limited to 8% of taxable income before such deduction), or the experience method. Generally, the experience method is based on actual loss experience. For the tax years ended September 30, 1995 and 1994, Liberty Bank determined its bad debt reserve deduction based on the actual loss experience method. For the tax year ended September 30, 1996, Liberty Bank determined its bad debt reserve deduction based on the percentage of taxable income method.

The provision for federal income taxes consists of the following (dollars in thousands):
                                            September 30,
                                   ----------------------------
                                      1996      1995      1994
                                   --------- --------- --------

Current                             $ 5,858   $ 3,394   $ 2,557
Deferred                             (1,956)     (187)      193
                                    -------   -------   -------
Total                               $ 3,902   $ 3,207   $ 2,750
                                    =======   =======   =======

Actual income taxes (including income tax (benefit) on extraordinary items) differ from income taxes computed at the federal corporate statutory rate of 34% as shown below:

                                             September 30,
                                  -------------------------------
                                      1996      1995      1994
                                  ----------- --------- ---------
Statutory federal
  income tax rate                      34.7%     34.0%     34.0%
Bad debt deduction                        -      (8.9)      2.2
Amortization of intangible assets       1.8       1.3       1.0
Tax exempt interest                     (.8)      (.9)     (1.6)
Other, net                             (2.3)      2.9      (4.3)
                                     ------    ------    ------
Effective federal income tax rate      33.4%     28.4%     31.3%
                                     ======    ======    ======

Deferred income taxes included in the consolidated statements of
financial condition is presented net.   Gross deferred tax assets
and deferred tax liabilities as of September 30, 1996 and 1995 are as follows (dollars in thousands):

                                               September 30,
                                           --------------------
                                              1996       1995
                                           ---------   --------
Deferred Tax Assets:
--------------------
 Allowance for estimated loan losses        $ 1,970    $ 1,652
 Deferred loan fees                              51        136
 Real estate owned loss allowance                44        346
 Reserve for uncollected late fees               89        102
 Purchase accounting adjustments, net           155        211
 Other reserves                                 236        249
 Unrealized loss on securities available-
  for-sale                                       91        248
 SAIF recapitalization assessment             1,261          -
 Other                                          359        283
                                            -------    -------
  Total deferred tax assets                   4,256      3,227
                                            -------    -------

Deferred Tax Liabilities:
-------------------------
 Section 481 mark-to-market adjustment          264        384
 Depreciation                                   280        497
 Cancellation of indebtedness                   346        353
 Loan swap                                      116        140
 Loan discounts                                 437        466
 FHLB stock                                   1,313      1,275
 Loan origination fees                          370        358
 Purchase accounting adjustments, net           172        251
 Unrealized gain on securities available-
  for-sale                                      152        470
 Other, net                                     356        297
                                            -------    -------
  Total deferred tax liabilities              3,806      4,491
                                            -------    -------

Total net deferred tax asset(liability)     $   450    $(1,264)
                                            =======    =======

The Company's management has determined that it is more likely than not that its net deferred tax asset will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at September 30, 1996 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

Earnings appropriated to bad debt reserves established for income tax purposes cannot be used for any purpose other than to absorb bad debt losses without recognition of taxable income. Dividends may be paid out of unappropriated retained earnings without the imposition of any tax to the extent that the amounts paid as dividends do not exceed earnings and profits as calculated for federal income tax purposes. The Company has a taxable temporary difference relating to its bad debt reserves for which Liberty Bank has not provided a deferred tax liability. The temporary difference is the amount of the base year tax bad debt reserve (i.e., tax bad debt reserves that arose in tax years beginning before December 31, 1987). As of the year ended September 30, 1996, the cumulative amount of this temporary difference for which the Company is not required to recognize a deferred tax liability is approximately $12.0 million. The amount of the unrecognized deferred tax liability related to this temporary difference is $4.2 million.

The Company's income tax returns are periodically examined by various taxing authorities. During the fiscal year ended September 30, 1996, First Liberty and the Internal Revenue Service ("IRS") reached a settlement in connection with the IRS's examination of the Company's federal income tax returns for the tax years ended September 30, 1986 through 1989. This settlement is reflected in the financial statements for the year ending September 30, 1996 and did not have a material impact on the consolidated financial statements.

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

14.  Preferred Stock
--------------------

In September 1995 and December 1994, in connection with the respective acquisitions of Tifton and CBC, the Company issued $7.6 million in Series B 6.00% Cumulative Convertible Preferred ("Series B") stock. The shares have a liquidation preference of $25.00 per share. Dividends on the Series B stock are cumulative at an annual rate of $1.50 per share and are payable quarterly. Each share of the Series B stock is convertible at the option of the holder into
1.79 shares of common stock, at a conversion price of $14.00 per share of common stock, subject to adjustment in certain circumstances. The Company, at its option, may redeem the Series

B stock at any time on or after January 1, 1997.

In July 1995 the Company redeemed 2,537 shares of its Series A 7.75% Cumulative Convertible Preferred (Series "A") stock for $66,879, plus accrued and unpaid dividends. Each share of the Series A was convertible into three shares of the Company's common stock. The remaining 457,463 shares of the Series A stock were converted into 1,372,389 shares of the Company's common stock on that date.

Prior to July 1995, the Series A stock had a liquidation preference of $25 per share. Dividends on the stock were cumulative at an annual rate of $1.9375 per share and were payable quarterly. Each share of Series A stock was convertible at the option of the holder into three shares of common stock, at a conversion price of $8.33.

Dividends declared during 1996 and 1995 were $454,000 and $864,000, respectively. Dividends paid during 1996 and 1995 were $406,000 and $798,000, respectively.

As required by APB Opinion No. 15, supplementary primary earnings per share data is presented for each of the years effected in the three-year period ended September 30, 1996. For the computation of supplementary primary earnings per share, shares issued in July 1995 for the conversion of preferred stock originally issued in February 1993, are included in the weighted average shares outstanding from the beginning of each period and, accordingly, net income has not been reduced by preferred dividends.

Supplementary primary earnings per share is as follows:

                                       Years ended September 30,
                                     ----------------------------
                                          1995         1994
                                      ------------  ------------
Net income per share of common stock       $ 1.31       $ 1.01
Average number of shares outstanding    5,982,318    6,005,631

15.  Regulatory Restrictions
----------------------------

Liberty Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The regulations require Liberty Bank to meet specific capital adequacy guidelines that involve quantitative measures of Liberty Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Liberty Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the Company's financial statements.

Quantitative measures established by regulation to ensure capital adequacy require Liberty Bank to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible capital (as defined) to assets (as defined). As of September 30, 1996 Liberty Bank met all capital adequacy requirements to which it is subject.

As of September 30, 1996, the most recent notification from the Office of Thrift Supervision ("OTS"), Liberty Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

The following table reflects Liberty Bank's compliance with its regulatory capital requirements at September 30, 1996 (dollars in thousands):

                       Actual         Required        Excess
                   --------------  -------------  -------------
                    Amount    %     Amount    %    Amount    %
                   -------   ----  -------  ----  -------  ----
Core capital       $62,673   5.89  $31,915  3.00  $30,758  2.89
Tangible capital    61,003   5.74   15,933  1.50   45,070  4.24
Risk-based capital  82,676  10.75   61,520  8.00   21,156  2.75

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

Liberty Bank is prohibited from declaring or paying cash dividends on its common stock if the payment thereof would cause a reduction in its regulatory capital below either the liquidation account or the capital requirements set by the OTS or, without the prior approval of the OTS, if the amount of dividends to be paid in any year would exceed 50% of its net income for the fiscal year in which the dividend is declared (except that permitted dividends may be deferred and paid in a subsequent year). No dividends were declared during fiscal 1994 and 1996. During fiscal 1995 Liberty bank declared and paid dividends to First Liberty in the amounts of $6.3 million and $3.2 million, respectively. Liberty Bank paid dividends to the Company during fiscal 1996 in the amount of $3.6 million.

The Federal Reserve Board requires depository institutions to maintain noninterest-bearing reserves against their deposit transaction accounts, non-personal time deposits (transferrable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3% on all amounts from $4.3 million to $52.0 million of net transactions, plus 10% on the remainder. Liberty Bank maintained $4.7 million in reserves at September 30, 1996.

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

The contributions to the ESSOP and the OPSP included in the accompanying financial statements are as follows (dollars in thousands):
                                     September 30,
                    -------------------------------------------
                        1996            1995            1994
                    ------------    ------------    -----------
ESSOP                $    211        $    201        $    302
OPSP                 $    710        $    501        $    450

The Company also has a Nonqualified Deferred Compensation Plan (the "NDCP") (formerly known as the Executive Deferred Compensation
Plan) established in 1995, in which directors and officers holding the title of First Vice President or above may participate. The NDCP provides a means of enabling participating officers to defer portions of their compensation in excess of the amounts which they contribute to the ESSOP and participating directors to defer the fees received for their services. The amount which a participant presently may defer under the NDCP is ten percent of total annual compensation.

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

The First Liberty Financial Corp. 1992 Stock Incentive Plan (the

"1992 Plan") was adopted by the Board of Directors of the Company in November 1992 and approved by the stockholders in March 1993. The stock granted under the 1992 Plan is the $1.00 par value common stock. The Company has been authorized to issue up to 573,000 shares of common stock, in the aggregate, under the 1992 Plan, and unexercised option shares of common stock allocable to expired or terminated options may again be granted under that plan. As of September 30, 1996, there were 245,250 shares available for grant. The 1992 Plan is administered by the Compensation and Benefits Committee of the Company's Board of Directors ("the Committee").

Incentive stock options and other stock options granted under the 1992 Plan must be at a price not less than the fair market value of the shares at the date of grant. Options granted under the plan must be exercised within the earlier of: (i) three months after the optionee ceases to be employed by the Company for any reason other than death or disability; (ii) the expiration date as determined by the Committee, listed in the option agreement; (iii) immediately upon termination of employment for cause; (iv) one year after termination of employment because of disability unless the optionee dies within this one year period; or (v) one year after the death of an optionee who dies (a) while employed by the Company, (b) within three months after termination of employment, or (c) within one year after employment terminated due to disability. The Committee may extend the above expiration dates for any non-incentive stock options it grants.

The 1992 Plan will terminate on the later of (i) the complete exercise or lapse of the last outstanding option, or (ii) on the last date upon which options may be granted under the plan (which may not be later than ten years after the date on which the plan is adopted), subject to its earlier termination by the Board of Directors at any time.

Information with regard to options issued under the ISOP during each of the three fiscal years in the period ended September 30, 1996 and under the 1992 plan during the years then ended is as follows:
                                  ISOP              1992 Plan
                         ------------------- --------------------
                           Option   Average    Option    Average
                           Shares     Price    Shares      Price
                         ---------  -------- ----------  --------
Options outstanding at
  September 30, 1993      171,000    $ 4.23   105,000     $ 7.39
Issued                          -         -    85,500      10.15
                          -------            --------
  Options outstanding at
    September 30, 1994    171,000      4.23   190,500       8.63
Issued                          -         -    22,500      10.67
Exercised                 (45,000)     3.76   (10,500)      5.83
Canceled                        -         -   (45,000)      9.33
                          -------             -------
  Options outstanding at
    September 30, 1995    126,000      4.39   157,500       8.91
Issued                          -         -   152,250      14.59
Exercised                 (74,400)     3.62         -          -
                          -------             -------
  Options outstanding at
    September 30, 1996     51,600      5.50   309,750      11.70
                          =======             =======

Under the 1992 Plan, the number of shares exercisable at September 30, 1996 and 1995 was 152,000 and 78,000, respectively. All options under the ISOP were exercisable during the above periods.

On October 26, 1995, the Board of Directors of First Liberty (the "Board") approved an amendment to the 1992 Plan to provide that options granted on and after that date will be exercisable over a period of ten years from date of grant rather than five years from date of grant and to increase the number of shares available for grant under that plan. This amendment was approved by First Liberty's stockholders at the 1996 Annual Meeting of Stockholders (the "1996 Annual Meeting").

On November 21, 1995, the Board adopted the First Liberty Financial Corp. 1995 Director Stock Option Plan (the "DSOP"), which was approved by First Liberty's stockholders at the 1996 Annual Meeting. The DSOP is intended to further the growth and development of First Liberty by encouraging its directors who are not employees of First Liberty to obtain proprietary interest in First Liberty by acquiring its stock. Up to 75,000 shares of common stock, in the aggregate, may be granted to non-employee directors under the DSOP.

Information with regard to options issued under the DSOP during the fiscal year ended September 30, 1996 is as follows:

                                                    DSOP
                                             ----------------
                                             Option   Average
                                             Shares     Price
                                             ------   -------

Options outstanding at September 30, 1995         -    $    -
Issued                                       46,500     14.66
                                             ------
Options outstanding at September 30, 1996    46,500     14.66
                                             ======

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company has no significant concentrations of credit risk with any individual counterparty to originate loans. The Company's lending is concentrated in Georgia, its primary market area. The contract or notional amounts of financial instruments with off-balance sheet risk at September 30, 1996 and 1995 are as follows (dollars in thousands):
                                               September 30,
                                        --------------------------
                                           1996           1995
                                        ----------      ----------
  Commitments to originate loans:
    Fixed rate                           $86,163         $ 47,236
    Adjustable rate                       35,607           19,299
  Standby letters of credit                  240              945
  Delivery forward placement contracts:
    Mandatory                             43,164           35,781
    Optional                               2,000            4,000

Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Mandatory and optional forward placement contracts (which are held for purposes other than trading) are used by the Company to hedge its interest rate exposure during the period from when the Company extends an interest rate lock to a loan applicant until the time in which the loan is sold. Realized gains and losses on the mandatory and optional forward contracts are recognized in gain (loss) from sales of loans in the period settlement occurs. Unrealized gains and losses on these contracts are included in the lower of cost or market valuation adjustment to loans available-for-sale. The mandatory and optional forward contracts above covered the market risk associated with the pipeline loans less predicted fallout at September 30, 1996 and 1995 of $45,310 and $40,129, respectively.

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

19.  Fair Values of Financial Instruments
-----------------------------------------

The estimated fair values of the Company's financial instruments were as follows (dollars in thousands).

                           September 30, 1996       September 30, 1995
                          --------------------     --------------------
                           Carrying      Fair       Carrying      Fair
                            Amount       Value       Amount       Value
                          ----------   -------     ----------   -------
Financial Assets:
-----------------
Cash, due from banks,
  fed funds sold and
  repurchase agreements    $  67,632   $ 67,632    $ 47,262   $ 47,262
Securities available-
  for-sale                   200,017    200,017     167,613    167,613
Loans, net                   720,178    719,380     625,641    629,306
Loans available-for-sale      26,906     26,906      22,282     22,282
Mortgage servicing rights      6,132      7,959       2,076      3,463

Financial Liabilities:
----------------------
Deposits                   $ 760,494  $ 760,136    $719,226   $719,343
Federal Home Loan Bank
  advances                   184,660    184,812      88,500     88,353
Subordinated debentures       12,155     16,887      12,501     17,654
Securities sold under
  agreements to repurchase    16,644     16,644       4,315      4,315

Off-Balance-Sheet Financial
---------------------------
  Instruments:
  ------------
Standby letters of credit  $     240  $     240    $    945   $    945
Commitments to originate
    loans                     76,452     76,624      66,535     66,611
Mandatory commitments to
    sell loans                43,164     43,298      35,781     35,708
Optional commitments to
    sell loans                 2,000      2,007(1)    4,000      4,003(1)
Loan servicing rights              -      5,034           -      6,397

(1)  Excludes net unamortized option fees of $17,369 at September
     30, 1996, and $23,240 at September 30, 1995.

The fair value disclosures provided exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangible and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

20.  Contingencies
------------------

The Company is from time to time a defendant in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 1996, will have a materially adverse effect on the Company's financial position, results of operations or liquidity.

21.  Financial Information of First Liberty Financial Corp. (Parent
-------------------------------------------------------------------
Only)
-----

First Liberty's statements of financial condition (parent only) as of September 30, 1996 and 1995 and the related statements of income and cash flows for each of the three years in the period ended
September 30, 1996 are as follows:


                  Statements of Financial Condition
                  ---------------------------------

                                                    September 30,
                                             --------------------------
                                                 1996          1995
                                             -----------    -----------
                                               (Dollars in Thousands)
Assets:
-------
Cash                                          $    92(1)    $    75(1)
Other investments                               6,850(1)      8,050(1)
Real estate, net                                  142           170
Dividends receivable from Liberty Bank              -         3,555(1)
Investment in Liberty Bank                     71,341(1)     63,375(1)
Other assets                                        1            65
                                              -------       -------
  Total assets                                $78,426       $75,290
                                              =======       =======

Liabilities and Stockholders' Equity:
-------------------------------------
Dividends payable                             $   638       $   581
Other liabilities                               1,338         4,040
                                              -------       -------
  Total liabilities                             1,976         4,621
                                              -------       -------

Stockholders' equity:
Series B Preferred stock                        7,564         7,564
Common stock                                    6,104         5,974
Additional paid-in capital                     26,132        25,376
Retained earnings                              36,804        31,593
Net unrealized gain on securities
   available-for-sale, net of taxes               115           431
Treasury stock at cost                           (269)         (269)
                                              -------       -------
  Total stockholders' equity                   76,450        70,669
                                              -------       -------
  Total liabilities and stockholders'
    equity                                    $78,426       $75,290
                                              =======       =======




(1)  Eliminates in consolidation.

First Liberty Financial Corp. (Parent Only)
-------------------------------------------
Statements of Income
--------------------

                                             Years Ended September 30,
                                        ----------------------------------
                                          1996         1995         1994
                                        --------     --------     --------
                                               (Dollars in Thousands)
Income:
-------
Interest income on
  other investments                    $  233(1)    $  302(1)    $  282(2)
Cash dividends from Liberty Bank (2)    3,555        3,198            -
Other income                                1            1            -
                                       ------       ------       ------
  Total income                          3,789        3,501          282
                                       ------       ------       ------

Expense:
--------
Directors fees                              -           30           18
Other expense                             117          106           79
                                       ------       ------       ------
  Total expense                           117          136           97
                                       ------       ------       ------

Income before income tax expense
  and equity in undistributed net
  income of Liberty Bank                3,672        3,365          185
Income tax expense                         40           57           63
                                       ------       ------       ------
Income before equity in
  undistributed net income of
  Liberty Bank                          3,632        3,308          122
Equity in undistributed net
  income of Liberty Bank (2)            4,138        4,763        5,927
                                       ------       ------       ------
Net income                              7,770        8,071        6,049
Dividends on preferred stock              454          864          891
                                       ------       ------       ------
Net income applicable to
  common stockholders                  $7,316       $7,207       $5,158
                                       ======       ======       ======



(1)  $231,000 in 1996 and $297,000 in 1995 eliminates in consolidation.
(2)  Eliminates in consolidation.

First Liberty Financial Corp.  (Parent Only)
--------------------------------------------
Statements of Cash Flow
-----------------------

                                              Years Ended September 30,
                                          --------------------------------
                                           1996         1995         1994
                                          ------       ------       ------
                                               (Dollars in Thousands)
Operating Activities:
---------------------
Cash flows from operating activities:
  Net income                             $ 7,770     $ 8,071      $ 6,049
  Equity in undistributed earnings
    of Liberty Bank                       (4,138)     (4,763)      (5,927)
  Other, net                                 917         (28)         198
                                         -------     -------      -------
Total adjustments                         (3,221)     (4,791)      (5,729)
                                         -------     -------      -------
Net cash provided by
  operating activities                     4,549       3,280          320
                                         -------     -------      -------

Investing Activities:
---------------------
Cash flows from investing activities:
  Net decrease in
    other investments                      1,200       1,490        1,733
  Cash paid in acquisitions               (3,555)     (3,198)           -
  Sale of real estate                         28          28           27
                                         -------     -------      -------
Net cash provided by (used in)
  investing activities                    (2,327)     (1,680)       1,760
                                         -------     -------      -------

Financing Activities:
---------------------
Cash flows from financing
 activities:
  Issuance of common stock                   270         230            -
  Redemption of preferred stock                -         (66)           -
  Dividends paid on stock                 (2,475)     (1,700)      (2,077)
                                         -------     -------      -------
Net cash used in
  financing activities                    (2,205)     (1,536)      (2,077)
                                         -------     -------      -------
Net increase in cash                          17          64            3
Cash beginning of period                      75          11            8
                                         -------     -------      -------
Cash end of period                       $    92     $    75      $    11
                                         =======     =======      =======

Supplemental Disclosures of
---------------------------
  Cash Flow Information:
  ----------------------
Cash paid during the year for:
  Income taxes                           $ 5,687     $ 2,665      $ 3,688

22.  Consolidated Condensed Quarterly Results of Income (Unaudited)
-------------------------------------------------------------------

The following summarizes the consolidated condensed quarterly results of income (unaudited) for the year ended September 30, 1996 (dollars in thousands, except per share data):

                                        Quarters Ended,
                       ------------------------------------------------------
                       December 31    March 31     June 30    September 30(1)
                       -----------  -----------  -----------  ---------------
Total interest income    $18,259      $18,159      $18,985      $19,679
Net interest income        8,225        8,196        8,674        9,175
Provision for estimated
  losses on loans            300          300          300          888
Net income                 2,375        2,479        2,585          331
Dividends on preferred
  stock                      113          113          113          115
                         -------      -------      -------      -------
Net income applicable to
  common stockholders    $ 2,262      $ 2,366      $ 2,472      $   216
                         =======      =======      =======      =======

Earnings per common share:
  Primary                $   .37      $   .39      $   .41      $   .04
  Fully diluted          $   .36      $   .37      $   .39      $   .04
Dividends per common
  share:                 $   .08      $   .08      $   .09      $   .09

(1) The fourth quarter included a one-time FDIC assessment to recapitalize the SAIF in the amount of $3.6 million pre tax, equaling $2.3 million and $.35 per fully diluted share after tax.

The following summarizes the consolidated condensed quarterly results of income (unaudited) for the year ended September 30, 1995 (dollars in thousands, except per share data):

                                         Quarters Ended,
                        ---------------------------------------------------
                        December 31    March 31     June 30    September 30
                        -----------  -----------  -----------  ------------
Total interest income     $13,498      $15,159      $16,022      $16,811
Net interest income         6,468        7,044        7,583        7,662
Provision for estimated
  losses on loans             300          300          300          540
Net income                  1,765        2,027        2,086        2,193
Dividends on preferred
  stock                       240          279          278           67
                          -------      -------      -------      -------
Net income applicable to
  common stockholders     $ 1,525      $ 1,748      $ 1,808      $ 2,126
                          =======      =======      =======      =======

Earnings per common share:
  Primary                 $   .33      $   .37      $   .39      $   .39
  Fully diluted           $   .29      $   .32      $   .33      $   .35
Dividends per common
  share:                  $   .07      $   .07      $   .07      $   .07

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

For the three year period ended September 30, 1996, there has been no disagreement between First Liberty and any accountants on any matter of accounting principles or practices or financial statement disclosure.

                            PART III
                            --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information relating to the directors of First Liberty is set forth under the caption "Proposal No. 1 - Election of Directors - Nominees" in First Liberty's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on January 29, 1997.
Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after First Liberty's fiscal year end. Pursuant to instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of First Liberty is set forth at Part I,
Item 4(A) of this Report under the caption "Executive Officers of the Registrant."

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

                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------
FORM 8-K
--------

(a)  Documents Filed as Part of This Report:

1.  Financial Statement Schedules

The Company's financial statements, the notes thereto and the report of the independent accountants are set forth on pages 59 through 98 of this Form 10-K.

3.  Exhibits

The following exhibits are filed as part of or incorporated by reference in the Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.                 Description

3(a)      Amended and Restated Articles of Incorporation
          (Exhibit 3(a) to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1996)

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

Exhibit No.                Description

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

10(s) Registrant's 1995 Director Stock Option Plan as of November 21, 1995

10(t) Registrant's Annual Report on Form 11-K for the First Liberty Financial Corp. Employee
          Savings and Stock Ownership Plan for the year ended September 30, 1992

10(u)     Employment Agreement dated May 23, 1995
          between Liberty Mortgage and George A. Molloy

10(v) Employment Agreement dated August 5, 1996 between NewSouth and Robert W. Aiken

11        Statements of Computation of Earnings Per
          Share

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

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   FIRST LIBERTY FINANCIAL CORP.
                                           (Registrant)

Date:  December 17, 1996         By: /s/ Robert F. Hatcher
       -----------------------       ---------------------------
                                     Principal Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                Title                    Date

/s/ Thomas H. McCook        Chairman of the Board    December 17, 1996
    --------------------                             --------------------
    Thomas H. McCook        and Director

/s/ Robert F. Hatcher       President                December 17, 1996
    --------------------                             --------------------
    Robert F. Hatcher       Chief Executive Officer
                            and Director

/s/ F. Don Bradford         Director                 December 17, 1996
    --------------------                             --------------------
    F. Don Bradford

/s/ Richard W. Carpenter    Director                 December 17, 1996
    --------------------                             --------------------
    Richard W. Carpenter

/s/ C. Lee Ellis            Director                 December 17, 1996
    --------------------                             --------------------
    C. Lee Ellis

/s/ Melvin I. Kruger        Director                 December 17, 1996
    --------------------                             --------------------
    Melvin I. Kruger

/s/ Jo Slade Wilbanks       Director                 December 17, 1996
    --------------------                             --------------------
    Jo Slade Wilbanks

/s/ H.M. Ponder, Jr.        Director                 December 17, 1996
    --------------------                             --------------------
    H.M. Ponder, Jr.

/s/ David L. Hall           Executive Vice President December 17, 1996
    --------------------                             --------------------
    David L. Hall           and Chief Financial
                            Officer (Duly authorized
                            principal financial
                            officer)

/s/ Laura B. Cross          Vice President and       December 17, 1996
    --------------------                             --------------------
    Laura B. Cross          Controller (Duly
                            authorized principal
                            accounting officer)

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

Exhibit No.                      Description                            Page

3(a) Amended and Restated Articles of Incorporation (Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

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

Exhibit No.                      Description                         Page

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

10(n) Employment Agreement dated June 28, 1993 between Liberty Bank and J. Larry Wallace

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

10(s)     Registrant's 1995 Director Stock Option Plan as of
          November 21, 1995

10(t)     Registrant's Annual Report on Form 11-K for the First
          Liberty Financial Corp. Employee Savings and Stock
          Ownership Plan for the Year ended September 30, 1992

Exhibit No.                      Description                         Page

10(u)     Employment Agreement dated May 23, 1995 between
          Liberty Mortgage and George A. Molloy                      107

10(v)     Employment Agreement dated August 5, 1996
          between NewSouth and Robert W. Aiken                       113

11        Statements of Computation of Earnings Per Share            119

12        Statements of Computation of Ratio of Earnings
          to Combined Fixed Charges and Preferred Stock Dividends    121

21        Subsidiaries of Registrant (Exhibit 22 to Registrant's
          Annual Report on Form 10-K for the year ended September
          30, 1990

23(a)     Consent of Independent Certified Public Accountants        122

23(b) Consent of KPMG Peat Marwick to incorporation by reference of financial statements in First Liberty's
          Registration Statement No. 33-24733 on Form S-8

27        Financial Data Schedule