Form 10-Q
period 1996-12-31
FIRST LIBERTY FINANCIAL CORP
filed 1997-02-18
CIK 760077

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1996
                               --------------------------------

                                     OR

---
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-14417
                      ------------------------------------------

                  FIRST LIBERTY FINANCIAL CORP.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Georgia                              58-1680650
----------------------------------------------------------------
(State of incorporation)    (I.R.S. Employer Identification No.)

 201 Second Street, Macon, Georgia               31297
----------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

                       (912) 743-0911
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

Exhibit index appears on page 20.

There were 7,241,345 shares of Common Stock outstanding as of February 12, 1997.

                        FIRST LIBERTY FINANCIAL CORP.
                        -----------------------------
                        QUARTERLY REPORT ON FORM 10-Q
                        -----------------------------
                   FOR THE QUARTER ENDED DECEMBER 31, 1996
                   ---------------------------------------

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

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Financial Condition
----------------------------------------------
(Unaudited)
-----------

                                               December 31,     September 30,
                                                   1996             1996
-----------------------------------------------------------------------------
                                                   (dollars in thousands)
Assets:
-------
Cash and due from banks                        $   43,969        $   40,015
Federal funds sold and repurchase agreements        8,302            33,137
Securities available-for-sale, at market value    243,183           232,858
Loans available-for-sale, net at market value      35,859            26,906
Loans, net                                        818,784           786,729
Accrued interest receivable                         8,083             8,723
Premises and equipment, net                        23,786            23,416
Real estate, net                                    3,021             3,060
Intangible assets                                   9,933            10,211
Mortgage servicing rights                           6,565             6,132
Advances to attorneys for loans originated          4,833             1,729
Other assets                                        6,363             7,551
                                               ----------        ----------
   Total assets                                $1,212,681        $1,180,467
                                               ==========        ==========

Liabilities and Stockholders' Equity:
-------------------------------------
Deposits                                       $  867,354        $  858,784
Notes payable and other borrowed money            184,660           184,660
Subordinated debentures                            12,166            12,155
Securities sold under agreements to repurchase
  and federal funds purchased                      44,573            16,644
Checks payable on loans originated                  1,527             4,450
Other liabilities                                  13,068            17,317
                                               ----------        ----------
  Total liabilities                             1,123,348         1,094,010
                                               ----------        ----------

Commitments and contingencies                           -                 -

Stockholders' equity:
 Series B, 6.00% Cumulative Convertible
   Preferred stock ($25.00 stated value,
   300,698 and 302,580 shares authorized, issued
   and outstanding, respectively)                   7,517             7,564
 Common stock ($1.00 par value, 25,000,000
   shares authorized, 7,163,971 and 7,144,216
   shares issued, respectively, and 7,130,461 and
   7,110,706 shares outstanding, respectively)      7,164             7,144
 Additional paid-in capital                        31,193            31,092
 Retained earnings                                 43,134            40,994
 Net unrealized gain(loss) on securities
   available-for-sale, net of taxes                   594               (68)
 Treasury stock at cost (33,510 shares)              (269)             (269)
                                               ----------        ----------
  Total stockholders' equity                       89,333            86,457
                                               ----------        ----------
   Total liabilities and stockholders' equity  $1,212,681        $1,180,467
                                               ==========        ==========


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income
---------------------------------
(Unaudited)
-----------

                                                   Three Months Ended
                                                       December 31,
                                               ---------------------------
                                                  1996             1995
--------------------------------------------------------------------------
                              (dollars in thousands, except per share data)
Interest Income:
----------------
Loans                                           $18,965          $16,698
Securities                                        3,996            3,511
Federal funds sold and
 repurchase agreements                              386              381
                                                -------          -------
  Total interest income                          23,347           20,590
                                                -------          -------

Interest Expense:
-----------------
Deposits                                          9,357            9,390
Short-term borrowings                             1,995            1,378
Long-term borrowings                              1,305              627
                                                -------          -------
  Total interest expense                         12,657           11,395
                                                -------          -------
Net interest income                              10,690            9,195
Provision for estimated losses on loans             593              627
                                                -------          -------
Net interest income after provision for
    estimated losses on loans                    10,097            8,568
                                                -------          -------

Noninterest Income:
-------------------
Loan servicing fees                                 574              636
Gain(loss) on sale of investment securities          31               (7)
Gain on sale of loans and
  mortgage-backed securities                        416              382
Gain on sale of servicing                           333              264
Deposit account service charges                   1,453            1,196
Other income                                        272              271
                                                -------          -------
Total noninterest income                          3,079            2,742
                                                -------          -------
                                                 13,176           11,310
                                                -------          -------

Noninterest Expense:
--------------------
Compensation, taxes and benefits                  4,191            3,945
Occupancy and equipment                             866              921
Advertising                                         399              241
Professional fees                                   623              169
Data processing                                     232              244
Federal deposit insurance premiums                  367              362
Amortization of intangible assets                   278              278
Net cost of operation of other real estate           59              104
Other expenses                                    1,243            1,133
                                                -------          -------
  Total noninterest expense                       8,258            7,397
                                                -------          -------
Income before income tax expense                  4,918            3,913
Income tax expense                                1,952            1,302
                                                -------          -------
Net income                                        2,966            2,611
Dividends on preferred stock                        113              113
                                                -------          -------
Net income applicable to common stockholders    $ 2,853          $ 2,498
                                                =======          =======




The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income, continued
--------------------------------------------
(Unaudited)
-----------

                                                   Three Months Ended
                                                      December 31,
                                               -------------------------
                                                 1996             1995
------------------------------------------------------------------------

Earnings Per Common Share:
--------------------------
  Primary                                       $   .39          $   .35
  Fully diluted                                 $   .38          $   .34

Dividends Per Common Share:                     $   .10          $   .08
---------------------------

Average Number of Shares Outstanding:
-------------------------------------
  Primary                                     7,224,472        7,097,831
  Fully diluted                               7,763,136        7,699,010
































The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------
(Unaudited)
-----------

                                                   Three Months Ended
                                                       December 31,
                                               -------------------------
                                                 1996             1995
------------------------------------------------------------------------
                                                 (dollars in thousands)
Operating Activities:
---------------------
Cash flows from operating activities:
  Net income                                   $  2,966        $   2,611
    Adjustments to reconcile net income
    to cash provided by (used in) operations:
    Depreciation                                    475              507
    Amortization of loan fees, net                  (15)             (65)
    Provision for estimated losses
      on loans and real estate                      602              728
    Amortization of intangibles                     278              278
    Dividends received on stock                     (71)             (69)
    Gain on sales of loans, mortgage-
      backed and investment securities             (447)            (375)
  Loans available-for-sale:
    Disbursements                               (30,892)         (29,323)
    Purchases                                   (36,126)         (42,800)
    Sales                                        58,460           58,910
    Repayments                                       43               23
  Decrease(increase) in accrued interest receivable 640             (206)
  Increase in accrued interest payable              392              522
  Other, net                                     (4,631)          (3,940)
                                              ---------        ---------
    Total adjustments                           (11,292)         (15,810)
                                              ---------        ---------
      Net cash used in operating activities      (8,326)         (13,199)
                                              ---------        ---------

Investing Activities:
---------------------
Cash flows from investing activities:
  Net decrease in federal funds sold
    and repurchase agreements                    24,835           22,047
  Investment securities available-for-sale:
    Purchases                                   (20,975)          (6,679)
    Sales                                         6,182            4,456
    Maturities                                   23,439            5,573
  Mortgage-backed securities available-for-sale:
    Purchases                                   (34,429)         (18,114)
    Sales                                           194                -
    Repayments                                   16,295            8,231
  Net decrease (increase) in loans              (32,258)             795
  Purchases of premises and equipment              (862)            (326)
  Proceeds from sales of real estate                 21            1,482
  Net increase in advances to
    attorneys for loans originated               (3,104)          (5,089)
                                              ---------        ---------
    Net cash provided by
     (used in) investing activities             (20,662)          12,376
                                              ---------        ---------


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows, continued
------------------------------------------------
(Unaudited)
-----------

                                                     Three Months Ended
                                                         December 31,
                                                  -----------------------
                                                   1996             1995
-------------------------------------------------------------------------
                                                   (dollars in thousands)

Financing Activities:
---------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits               8,524             (307)
  Notes payable and other borrowed money:
    Proceeds                                      153,000          115,000
    Repayments                                   (153,000)        (111,000)
  Net increase in securities sold
    under agreements to repurchase                 27,929            6,033
  Net increase (decrease) in checks payable
    on loans originated                            (2,923)           1,499
  Issuance of common stock                             49               63
  Dividends paid on stock                            (637)            (577)
                                                 --------         --------
    Net cash provided by financing activities      32,942           10,711
                                                 --------         --------

Net increase in cash and due from banks             3,954            9,888
Cash and due from banks beginning of period        40,015           27,103
                                                 --------         --------
Cash and due from banks end of period            $ 43,969         $ 36,991
                                                 ========         ========

Supplemental Disclosures of
---------------------------
  Cash Flow Information:
  ----------------------
Cash paid during the year for:
  Interest                                       $ 12,265         $ 10,873
  Income taxes                                        300              277
Noncash investing and financing activities:
  Real estate foreclosed                         $    448         $  1,473
  Financing of sales of foreclosed
    real estate                                       386              174
  Dividends declared but not paid
    on preferred stock                                113              113
  Dividends declared but not paid
    on common stock                                   713              516


The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)
                                  -----------


1.  Summary of Significant Accounting Policies
----------------------------------------------

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("First Liberty" or "the Company") conform to generally accepted accounting principles and to general practice within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1996. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year consolidated financial statements presentation. All financial information prior to the merger has been retroactively restated to reflect (i) the Middle Georgia Bank ("MGB") merger which closed November 15, 1996 and was accounted for utilizing the pooling-of-interests method of accounting, and (ii) the three-for-two stock split in the form of a stock dividend which was effective October 1, 1996.


2.  Earnings Per Share
----------------------

Earnings per share are computed on the weighted average number of shares outstanding including common stock equivalents, if dilutive. For computing primary earnings per share, stock options exercisable at a price less than average market price during the period are considered common stock equivalents. Fully diluted earnings per share assumes (i) the conversion, if dilutive, of all convertible debt as of the beginning of the year with the elimination of the related interest expense net of applicable income taxes, (ii) the exercise of all stock options below the market price at December 31 or the average market price for the quarter, and (iii) the conversion, if dilutive, of all convertible preferred stock as of the beginning of the year with the elimination of dividends declared.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)
                                  -----------


3.  Sale of Servicing
---------------------

During the three months ended December 31, 1996, Liberty Mortgage Corporation ("Liberty Mortgage"), the Company's mortgage banking subsidiary, sold bulk loan servicing rights with aggregate principal balances of $24 million, compared to $43 million, a year earlier. This resulted in recognizing a gain on the sale of servicing of $333,000 for the three months ended December 31, 1996 compared to $264,000 for the same period a year ago. The servicing sale during the quarter ended December 31, 1995 included principal balances of $21 million in which Liberty Mortgage granted recourse to the buyer.
Accordingly, the gain related to such rights of $250,000 was deferred and recognized in the third quarter of fiscal 1996 when its recourse expired.


4.  Mortgage Servicing Rights
-----------------------------

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three month periods ended December 31, 1996 and 1995 (dollars in thousands).

                                                Three Months Ended
                                                    December 31,
                                             -------------------------
                                               1996             1995
                                             -------------------------
      Capitalized                            $  770           $  742
      Sold                                        -               32
      Amortized                                 329               94
      Reserved                                    8                -
      Net investment at December 31           6,565            2,692

The estimated combined fair value of these assets exceeded the book value at December 31, 1996 and 1995. When determining fair value the Company considers the date of origination, the average note rate and the average remaining term and estimated prepayment speeds. The fair value is calculated by estimating the present value of future net servicing income.


5.  Acquisitions
----------------

On November 15, 1996 the Company acquired by merger MGB. On the merger date MGB had total assets of approximately $129 million, total liabilities of $119 million and total stockholders' equity of $10 million. This business combination was accounted for utilizing the pooling-of-interests method of accounting, and accordingly, all financial information prior to the merger has been retroactively restated.

                FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)
                                  -----------


The following table shows the effect of the above transaction on results of operations for the periods prior to the merger (dollars in thousands).

                               Period Ended
                              October 1, 1996           Three Months Ended
                         Through November 15, 1996       December 31, 1995
                         -------------------------      ------------------
Total Revenue:
--------------
  First Liberty                    $11,721                    $20,725
  MGB                                1,277                      2,607
                                   -------                    -------
    Combined                       $12,998                    $23,332
                                   =======                    =======

Net Income:
-----------
  First Liberty                    $ 1,438                    $ 2,375
  MGB                                  134                        236
                                   -------                    -------
    Combined                       $ 1,572                    $ 2,611
                                   =======                    =======


6.  Subsequent Events
---------------------

On January 29, 1997 the Company's Board of Directors voted to redeem its Series B 6.0% cumulative preferred stock which have not been submitted for conversion by March 7, 1997. It is anticipated that substantially all preferred stock will be submitted for conversion and approximately 540,000 shares of the Company's common stock will be issued (1.79 shares of common stock for each share of preferred stock). The redemption price for the preferred stock is $27.00 per share plus accrued and unpaid dividends.

Independent Accountants' Report



To the Board of Directors
First Liberty Financial Corp.


We have reviewed the accompanying consolidated financial statements of First Liberty Financial Corp. and Subsidiaries as of December 31, 1996 and for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                          /s/  Coopers & Lybrand L.L.P.


Atlanta, Georgia
February 13, 1997

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                 ----------------------------------------------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Overview
--------

First Liberty Financial Corp. is a unitary savings and loan holding company which owns and operates First Liberty Bank ("Liberty Bank") and its wholly owned subsidiaries, Liberty Mortgage Corporation ("Liberty Mortgage") and NewSouth Financial Services, Inc. ("NewSouth") collectively known as "the Company".

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

The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 5%. Liberty Bank was in compliance with its requirements at December 31, 1996.

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

The following table reflects Liberty Bank's compliance with its regulatory capital requirements at December 31, 1996 (dollars in thousands):

-------------------------------------------------------------------------
       Actual for Liberty Bank          Regulatory Requirement
--------------------------------------------------------------
                               % of                    % of
  Capital                    Adjusted                Adjusted     Excess
 Requirement      Amount      Assets      Amount      Assets      Amount
-------------------------------------------------------------------------

 Tangible        $74,438       6.19%     $18,038      1.50%      $56,400
-------------------------------------------------------------------------
 Core            $76,027       6.31%     $36,123      3.00%      $39,904
-------------------------------------------------------------------------
 Risk-based      $98,316      11.44%     $68,745      8.00%      $29,571
-------------------------------------------------------------------------

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


Commitments
-----------

Commitments to originate loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate residential mortgage loans of approximately $80 million, including $5.5 million to be held in portfolio and $41 million on which the interest rate had not been locked-in at December 31, 1996. Commitments to sell residential mortgage loans and mortgage-backed securities for mandatory delivery were approximately $49 million at December 31, 1996. Also at December 31, 1996, the Company bought $3.0 million of optional commitments to sell residential mortgage loans. Loans in process (which represent undisbursed loan commitments related to construction loans) and unused lines of credit amounted to $123 million at December 31, 1996.


Results of Operations
---------------------

The Company's consolidated net income for the quarter ended December 31, 1996 was $3.0 million compared to $2.6 million for the quarter ended December 31, 1995. Included in the Company's net income for 1996 were nonrecurring expenses relating to the Middle Georgia Bank ("MGB") merger which closed on November 15, 1996 totaling approximately $312,000, net of taxes.

The Company's net income is affected by the level of its non-interest income, non-interest expense and the level of earnings of its mortgage banking operations. However, the Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income"). Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities. The following tables reflect the effective yields and costs of funds for the three month periods ended December 31, 1996 and 1995 (dollars in thousands):

                                     Average Balance           Rate/Yield
                                   Three Months Ended      Three Months Ended
                                       December 31,            December 31,
                                     1996       1995         1996       1995
                                 ----------------------   ---------------------
Interest-Earning Assets:
------------------------
  Loans                          $  815,229   $704,291       9.31%       9.48%
  Securities                        244,359    201,392       6.54%       6.97%
  Federal funds sold and
    repurchase agreements            30,797     23,176       5.01%       6.58%
                                 ----------   --------     ------      ------
All interest-earning assets      $1,090,385   $928,859       8.57%       8.87%
                                 ==========   ========     ------      ------

Interest-Bearing Liabilities:
-----------------------------
  Deposits                       $  866,921   $821,637       4.32%       4.57%
  Borrowings                        217,601    106,375       6.07%       7.54%
                                 ----------   --------     ------      ------
All interest-bearing liabilities $1,084,522   $928,012       4.67%       4.91%
                                 ==========   ========     ------      ------

Interest rate spread             $    5,863   $    847       3.90%       3.96%
--------------------             ==========   ========     ======      ======

Interest income as a percentage
-------------------------------
  of average earning assets                                  3.92%       3.96%
  -------------------------                                ======      ======

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense from the three month period ended December 31, 1996 to the three month period ended December 31, 1995 (dollars in thousands):

                                   December 31, 1996 vs December 31, 1995
                                 ------------------------------------------
                                                    Due to
                                 ------------------------------------------
                                                         Rate/
                                   Rate      Volume     Volume      Total
                                 --------   --------   --------   --------
Changes in Interest Income:
---------------------------
  Loans                          $   (314)  $  2,630   $    (49)  $  2,267
  Securities                         (218)       749        (46)       485
  Federal funds sold and
    repurchase agreements             (90)       125        (30)         5
                                 --------   --------   --------   --------
Total interest income                (622)     3,504       (125)     2,757
                                 --------   --------   --------   --------

Changes in Interest Expense:
----------------------------
  Deposits                           (522)       518        (29)       (33)
  Borrowings                         (392)     2,096       (409)     1,295
                                 --------   --------   --------   --------
Total interest expense               (914)     2,614       (438)     1,262
                                 --------   --------   --------   --------

Net interest income              $    292   $    890   $    313   $  1,495
                                 ========   ========   ========   ========

The Company's provision for estimated loan losses was $593,000 and $627,000 for quarters ended December 31, 1996 and 1995, respectively. Charge-offs, net of recoveries, to the allowance for estimated loan losses were $481,000 during the three months ended December 31, 1996 compared to $383,000 for the same period a year earlier. The allowance for estimated loan losses at December 31, 1996 was $11.3 million or 183% of nonperforming loans compared to $9.8 million or 224% of nonperforming loans at December 31, 1995.

The table below summarizes nonperforming assets at December 31, 1996 and 1995. Nonperforming assets consist of nonaccrual loans, real estate owned, other repossessed assets, and loans with interest or principal past due 90 days or more which are still accruing (dollars in thousands).

                                                    December 31,
                                           ----------------------------
                                               1996             1995
                                           ----------------------------
      Nonaccrual loans                       $ 6,149          $ 3,386
      Loans past due 90 days and accruing         25              993
      Foreclosed real estate                   3,531            4,695
      Other repossessed assets                   291              265
                                             -------          -------
        Total nonperforming assets           $ 9,996          $ 9,339
                                             =======          =======
      Total nonperforming assets as
        a percentage of total assets             .82%             .90%
                                             =======          =======

Real estate owned before allowance for estimated losses declined to $3.5 million at December 31, 1996 from $3.7 million at September 30, 1996 reflecting foreclosures of $448,000 and gross sales of $598,000.

Liberty Mortgage originated loans during the three months ended December 31, 1996 totaling $69 million compared to $77 million during the same period a year earlier.

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three month periods ended December 31, 1996 and 1995 (dollars in thousands).

                                               Three Months Ended
                                                   December 31,
                                          -----------------------------
                                               1996             1995
                                          -----------------------------
      Capitalized                            $  770           $  742
      Sold                                        -               32
      Amortized                                 329               94
      Reserved                                    8                -
      Net investment at December 31           6,565            2,692

The estimated combined fair value of these assets exceeded the book value at December 31, 1996 and 1995. When determining fair value the Company considers the date of origination, the average note rate and the average remaining term and estimated prepayment speeds. The fair value is calculated by estimating the present value of future net servicing income.

During the three months ended December 31, 1996, Liberty Mortgage sold bulk loan servicing rights with aggregate principal balances of $24 million, compared to $43 million, a year earlier. This resulted in recognizing a gain on the sale of servicing of $333,000 for the three months ended December 31, 1996 compared to $264,000 for the same period a year ago. The servicing sale during the quarter ended December 31, 1995 included principal balances of $21 million in which Liberty Mortgage granted recourse to the buyer.
Accordingly, the gain related to such rights of $250,000 was deferred and recognized in the third quarter of fiscal 1996 when its recourse expired.

Approximate nonrecurring expenses directly related to the MGB merger (see "Acquisitions" - herein) which decreased noninterest income, and increased noninterest expense for the current period are as follows (dollars in thousands, except per share data).

      Deposit account service charges                  $ (35)
      Other income                                       (59)
                                                       -----
        Total noninterest income                         (94)
                                                       -----
      Compensation, taxes and benefits                     7
      Occupancy and equipment                             18
      Advertising                                          3
      Professional fees                                  346
      Data processing                                     32
      Other                                               17
                                                       -----
        Total noninterest expense                        423
                                                       -----
      Total expense before income tax benefit            517
      Income tax benefit                                (205)
                                                       -----
        Net expense                                    $(312)
                                                       =====

      Impact on earnings per common share:
        Primary                                        $(.05)
        Fully Diluted                                  $(.04)

Noninterest income (net of gains on the sale of assets and MGB merger related items) increased $290,000 or 14% for the quarter ended December 31, 1996 as compared to the same quarter a year earlier. The increase was mainly in deposit account service charges being $292,000 or 24% more than the same period a year ago due to increased checking account activity.

Noninterest expense (net of other real estate operations and MGB merger related expenses) for the three months ended December 31, 1996 increased $483,000 or 7% over the same period a year ago. The significant variances were in advertising and professional fees, both increasing $155,000 and $108,000, respectively, for the quarter ended December 31, 1996 as compared to the quarter ended
December 31, 1995.


Accounting for Income Taxes
---------------------------

The Company's effective income tax rate for the quarters ended December 31, 1996 and 1995 was 39.7% and 33.3%, respectively, reflecting a 1% and 4% increase in federal and state income taxes, respectively. The Company's management has determined that it is more likely than not that its deferred tax assets will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at December 31, 1996 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

Acquisitions
------------

On November 15, 1996 the Company acquired by merger MGB. On the merger date MGB had total assets of approximately $129 million, total liabilities of $119 million and total stockholders' equity of $10 million. This business combination was accounted for utilizing the pooling-of-interests method of accounting, and accordingly, all financial information prior to the merger has been retroactively restated. See Note 5 to "First Liberty Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements" - herein.

Subsequent Events
-----------------

On January 29, 1997 the Company's Board of Directors voted to redeem its Series B 6.0% cumulative preferred stock which have not been submitted for conversion by March 7, 1997. It is anticipated that substantially all preferred stock will be submitted for conversion and approximately 540,000 shares of the Company's common stock will be issued (1.79 shares of common stock for each share of preferred stock). The redemption price for the preferred stock is $27.00 per share plus accrued and unpaid dividends.

PART II - OTHER INFORMATION
---------------------------


Item 4.    Submission of Matters to a Vote of Securities Holders
-------    -----------------------------------------------------

           There were no matters submitted to a vote of securities holders during the quarter ended December 31, 1996.

Item 6.    Exhibits and Reports Filed on Form 8-K
-------    --------------------------------------

                (a)   Exhibits
                --------------

                Exhibit 11 - Statements of Computation of Earnings Per Share
                Exhibit 15 - Awareness Letter of Coopers & Lybrand
                Exhibit 27 - Financial Data Schedule

                (b)   Reports Filed on Form 8-K
                -------------------------------

                On November 29, 1996, the Registrant filed a Current Report on Form 8-K dated November 15, 1996 concerning the completion of its acquisition of Middle Georgia Bank.

                On January 23, 1997, the Registrant filed an Amendment to Current Report on Form 8-K/A, Amendment No. 1, concerning the financial statements and proforma financial information relating to the Current Report on Form 8-K dated November 15, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST LIBERTY FINANCIAL CORP.
                                   -----------------------------




DATE:      February 13, 1997                    /s/  David L. Hall
      ---------------------------               ----------------------------
                                                David L. Hall
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Duly authorized, principal
                                                financial and accounting
                                                officer)

                        FIRST LIBERTY FINANCIAL CORP.
                        -----------------------------

                             Index of Exhibits



The following exhibits are filed as part of the Report.


Exhibit Number                  Description                            Page
--------------                  -----------                            ----


    11          Statements of Computation of Earnings Per Share          21
    15          Awareness Letter of Coopers & Lybrand                    23
    27          Financial Data Schedule