Form 10-Q
period 1997-03-31
FIRST LIBERTY FINANCIAL CORP
filed 1997-05-15
CIK 760077

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q


(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                               ----------------------------------

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
          SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-14417
                       -------------------------------------------

                   FIRST LIBERTY FINANCIAL CORP.
------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         Georgia                         58-1680650
------------------------------------------------------------------
(State of incorporation)     (I.R.S. Employer Identification No.)

 201 Second Street, Macon, Georgia                 31297
------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

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

Exhibit index appears on page 21.

There were 7,724,780 shares of Common Stock outstanding as of May 12, 1997.

                         FIRST LIBERTY FINANCIAL CORP.
                         -----------------------------
                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------
                      FOR THE QUARTER ENDED MARCH 31, 1997
                      ------------------------------------

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

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Financial Condition
----------------------------------------------
(Unaudited)
-----------

                                                 March 31,       September 30,
                                                 ---------       -------------
                                                    1997              1996
------------------------------------------------------------------------------
                                                    (dollars in thousands)

Assets:
-------
Cash and due from banks                          $   43,019       $   40,015
Federal funds sold and repurchase agreements         10,569           33,137
Securities available-for-sale, at market value      263,132          232,858
Loans available-for-sale, net, at market value       21,044           26,906
Loans, net                                          840,932          786,729
Accrued interest receivable                           8,321            8,723
Premises and equipment, net                          24,285           23,416
Real estate, net                                      3,511            3,060
Intangible assets                                     9,654           10,211
Mortgage servicing rights                             6,870            6,132
Advances to attorneys for loans originated           10,826            1,729
Other assets                                          5,870            7,551
                                                 ----------       ----------
   Total assets                                  $1,248,033       $1,180,467
                                                 ==========       ==========


Liabilities and Stockholders' Equity:
-------------------------------------
Deposits                                         $  880,281       $  858,784
Notes payable and other borrowed money              184,660          184,660
Subordinated debentures                              12,238           12,155
Securities sold under agreements to repurchase
  and federal funds purchased                        63,657           16,644
Checks payable on loans originated                    2,335            4,450
Other liabilities                                    13,201           17,317
                                                 ----------       ----------
   Total liabilities                              1,156,372        1,094,010
                                                 ----------       ----------

Commitments and contingencies                             -                -

Stockholders' equity:
 Series B, 6.00% Cumulative Convertible
   Preferred stock ($25.00 stated value, 302,580
   shares authorized, issued and outstanding in 1996)     -            7,564
 Common stock ($1.00 par value, 25,000,000
   shares authorized, 7,758,290 and 7,144,216
   shares issued, respectively, and 7,724,780 and
   7,110,706 shares outstanding, respectively)        7,758            7,144
  Additional paid-in capital                         38,451           31,092
  Retained earnings                                  45,766           40,994
  Net unrealized loss on securities available-
   for-sale, net of taxes                               (45)             (68)
  Treasury stock at cost (33,510 shares)               (269)            (269)
                                                 ----------       ----------
   Total stockholders' equity                        91,661           86,457
                                                 ----------       ----------
    Total liabilities and stockholders' equity   $1,248,033       $1,180,467
                                                 ==========       ==========






The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income
---------------------------------
(Unaudited)
-----------
                                    Three Months Ended    Six Months Ended
                                    ------------------    ----------------
                                        March 31,             March 31,
                                 --------------------------------------------
                                    1997       1996       1997       1996
-----------------------------------------------------------------------------
                                (dollars in thousands, except per share data)
Interest Income:
----------------
Loans                              $19,412    $16,765    $38,378    $33,463
Securities                           4,081      3,556      8,077      7,066
Federal funds sold and
 repurchase agreements                 137        157        522        538
                                   -------    -------    -------    -------
  Total interest income             23,630     20,478     46,977     41,067
                                   -------    -------    -------    -------

Interest Expense:
-----------------
Deposits                             9,118      9,139     18,475     18,529
Short-term borrowings                1,751      1,451      3,745      2,829
Long-term borrowings                 1,797        692      3,103      1,319
                                   -------    -------    -------    -------
  Total interest expense            12,666     11,282     25,323     22,677
                                   -------    -------    -------    -------
  Net interest income               10,964      9,196     21,654     18,390
Provision for estimated
  losses on loans                      616        794      1,210      1,421
                                   -------    -------    -------    -------
  Net interest income after provision
    for estimated losses on loans   10,348      8,402     20,444     16,969
                                   -------    -------    -------    -------

Noninterest Income:
-------------------
Loan servicing fees                    549        615      1,123      1,251
Gain on sale of investment securities   89          -        118         (7)
Gain (loss) on sale of loans and
  mortgage-backed securities           534        440        953        823
Gain on sale of servicing              389        281        722        545
Deposit account service charges      1,493      1,151      2,946      2,347
Other income                           450        450        721        743
                                   -------    -------    -------    -------
  Total noninterest income           3,504      2,937      6,583      5,702
                                   -------    -------    -------    -------
                                    13,852     11,339     27,027     22,671
                                   -------    -------    -------    -------

Noninterest Expense:
--------------------
Compensation, taxes and benefits     4,854      3,802      9,044      7,747
Occupancy and equipment                887        981      1,753      1,912
Advertising                            263        234        662        475
Professional fees                      211        141        834        311
Data processing                        234        214        466        447
Federal deposit insurance premiums      81        343        447        705
Amortization of intangible assets      278        278        557        557
Net cost of operation of
  other real estate                     20        255         79        359
Other expenses                       1,399      1,046      2,642      2,199
                                   -------    -------    -------    -------
  Total noninterest expense          8,227      7,294     16,484     14,712
                                   -------    -------    -------    -------
  Income before income tax expense   5,625      4,045     10,543      7,959
Income tax expense                   2,223      1,438      4,175      2,741
                                   -------    -------    -------    -------
  Net income                         3,402      2,607      6,368      5,218
Dividends on preferred stock             -        113        113        227
                                   -------    -------    -------    -------
  Net income applicable to common
    stockholders                   $ 3,402    $ 2,494    $ 6,255    $ 4,991
                                   =======    =======    =======    =======


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income
---------------------------------
(Unaudited)
-----------
                                   Three Months Ended    Six Months Ended
                                   ------------------    ----------------
                                       March 31,             March 31,
                                 -------------------------------------------
                                    1997       1996       1997       1996
----------------------------------------------------------------------------


Earnings Per Common Share:
--------------------------
  Primary                          $   .45    $   .35    $   .85    $   .70
  Fully diluted                    $   .44    $   .34    $   .82    $   .68

Dividends Per Common Share:        $   .10    $   .09    $   .20    $   .17
---------------------------

Average Number of Shares Outstanding:
-------------------------------------
  Primary                        7,489,629  7,122,798  7,334,586   7,106,258
  Fully diluted                  7,814,859  7,722,299  7,776,879   7,706,603


































The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------
(Unaudited)
-----------
                                                      Six Months Ended
                                                      ----------------
                                                         March 31,
                                                ---------------------------
                                                   1997             1996
---------------------------------------------------------------------------
                                                   (dollars in thousands)
Operating Activities:
---------------------
Cash flows from operating activities:
  Net income                                    $  6,368          $  5,218
     Adjustments to reconcile net income
     to cash provided by (used in) operations:
     Depreciation                                    948             1,015
     Amortization of loan fees, net                   21               (20)
     Provision for estimated losses
       on loans and real estate                    1,259             1,734
     Amortization of intangibles                     557               557
     Dividends received on stock                    (143)             (136)
     Gain on sale of loans and securities         (1,071)             (816)
  Loans available-for-sale:
     Disbursements                               (49,360)          (68,694)
     Purchases                                   (73,695)         (115,189)
     Sales                                       129,810           149,193
     Repayments                                       88               172
  Decrease(increase) in accrued interest receivable  402              (309)
  Increase in accrued interest payable               108                73
  Other, net                                      (4,809)           (4,357)
                                                --------          --------
    Total adjustments                              4,115           (36,777)
                                                --------          --------
  Net cash provided by (used in)
    operating activities                          10,483           (31,559)
                                                --------          --------

Investing Activities:
---------------------
Cash flows from investing activities:
  Net decrease in federal funds
    sold and repurchase agreements                22,568            21,252
  Investment securities available-for-sale:
    Purchases                                    (39,927)          (11,334)
    Sales                                          6,322             3,192
    Maturities                                    27,170            13,028
  Mortgage-backed securities available-for-sale:
    Purchases                                    (51,028)          (29,342)
    Sales                                            194                 -
    Repayments                                    27,113            17,160
  Net increase in loans                          (54,453)          (26,698)
  Purchases of premises and equipment             (1,833)             (641)
  Proceeds from sales of real estate                 282             2,288
  Net increase in advances to attorneys
    for loans originated                          (9,097)          (16,033)
                                                --------          --------
  Net cash used in investing activities          (72,689)          (27,128)
                                                --------          --------


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows, continued
------------------------------------------------
(Unaudited)
-----------
                                                       Six Months Ended
                                                       ----------------
                                                           March 31,
                                                 ----------------------------
                                                    1997             1996
-----------------------------------------------------------------------------
                                                    (dollars in thousands)
Financing Activities:
---------------------
Cash flows from financing activities:
  Net increase in deposits                          21,426            7,900
  Notes payable and other borrowed money:
    Proceeds                                       233,000          270,000
    Repayments                                    (233,000)        (233,500)
  Net increase in securities sold
    under agreements to repurchase and fed
    fund sold                                       47,013            8,945
  Net increase (decrease) in checks payable
    on loans originated                             (2,115)          10,127
  Issuance of common stock                             419              107
  Redemption of preferred stock                        (38)               -
  Redemption of  convertible subordinated debentures   (32)               -
  Dividends paid on stock                           (1,463)          (1,210)
                                                  --------         --------
  Net cash provided by
    financing activities                            65,210           62,369
                                                  --------         --------

Net increase in cash and due from banks              3,004            3,682
Cash and due from banks beginning of period         40,015           27,103
                                                  --------         --------
Cash and due from banks end of period             $ 43,019         $ 30,785
                                                  ========         ========

Supplemental Disclosures of
---------------------------
  Cash Flow Information:
  ----------------------
Cash paid during the year for:
  Interest                                        $ 25,215         $ 22,604
  Income taxes                                       1,885            2,943
Noncash investing and financing activities:
  Real estate foreclosed                          $  1,283         $  2,498
  Financing of sales of foreclosed real estate         400              174
  Dividends declared, unpaid on preferred stock          -              113
  Dividends declared, unpaid on common stock           771              518








The accompanying notes are an integral part of the consolidated financial statements.

                FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (Unaudited)
                                 -----------


1.  Summary of Significant Accounting Policies
--  ------------------------------------------

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("First Liberty" or "the Company") conform to generally accepted accounting principles and to general practices within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1996. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

All financial information has been retroactively restated to reflect (i) the Middle Georgia Bank ("MGB") merger which closed November 15, 1996 and was accounted for utilizing the pooling-of-interests method of accounting, and
(ii) the three-for-two stock split in the form of a stock dividend which was effective October 1, 1996.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year consolidated financial statements presentation.

2.  Earnings Per Share
--  ------------------

Earnings per share are computed based on the weighted average number of shares outstanding including common stock equivalents, if dilutive. For computing primary earnings per share, stock options exercisable at a price less than average market price during the period are considered common stock equivalents. Fully diluted earnings per share assumes (i) the conversion, if dilutive, of all convertible debt as of the beginning of the year, with the elimination of the related interest expense net of applicable income taxes, (ii) the exercise of all stock options below the market price at March 31 or the average market price for the quarter, and (iii) the conversion, if dilutive, of all convertible preferred stock as of the beginning of the year, with the elimination of dividends declared.

3.  Sale of Servicing
--  -----------------

During the three and six months ended March 31, 1997, Liberty Mortgage Corporation ("Liberty Mortgage"), the Company's mortgage banking subsidiary, sold bulk loan servicing rights with aggregate principal balances of $48 million and $72 million, respectively, compared to $24 million and $67 million, respectively, a year earlier. This resulted in the recognition of a gain on the sale of servicing of $389,000 and $722,000 for the three and six months ended

March 31, 1997 compared to $281,000 and $545,000, respectively, for the same periods a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months. The servicing sale during the six months ended March 31, 1996 included principal balances of $21 million in which Liberty Mortgage granted recourse to the buyer. Accordingly, the gain related to such rights of $246,000 was deferred and recognized in the third quarter of fiscal 1996 when the recourse expired.


4.  Mortgage Servicing Rights
--  -------------------------

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three and six month periods ended March 31, 1997 and 1996 (dollars in thousands).

                                   Three Months Ended     Six Months Ended
                                   ------------------     ----------------
                                        March 31,            March 31,
                                 --------------------------------------------
                                     1997       1996      1997       1996
                                 --------------------------------------------
Capitalized                          $939      $1,217    $1,709     $1,959
Sold                                  294          13       294         45
Amortized                             348         128       677        222
Recovered (Reserved)                    8           -         -          -
Net Investment at March 31,                               6,870      3,768

The estimated combined fair value of these assets exceeded the book value at March 31, 1997 and 1996. When determining fair value the Company considers the date of origination, the average note rate, the average remaining term and estimated prepayment speed. The fair value is calculated by estimating the present value of future net servicing income.


5.  Acquisitions
--  ------------

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

The following table shows the effect of the above transaction on results of operations for the periods prior to the merger (dollars in thousands).

                       Period Ended            Three Months     Six Months
                       ------------            ------------     ----------
                      October 1, 1996             Ended            Ended
                      ---------------             -----            -----
                  Through November 15, 1996   March 31, 1996  March 31, 1996
                  -------------------------   --------------  --------------
Total Revenue:
--------------
  First Liberty           $11,721                 $20,798         $41,545
  MGB                       1,277                   2,617           5,224
                          -------                 -------         -------
    Combined              $12,998                 $23,415         $46,769
                          =======                 =======         =======

Net Income:
-----------
  First Liberty           $ 1,438                 $ 2,366         $ 4,627
  MGB                         134                     128             364
                          -------                 -------         -------
    Combined              $ 1,572                 $ 2,494         $ 4,991
                          =======                 =======         =======


6.  Redemption of Convertible Preferred Stock
--  -----------------------------------------

On March 7, 1997, the Company redeemed 1,409 shares of its Series B 6.00% Cumulative Convertible Preferred ("Series B") stock for $38,043, plus accrued and unpaid dividends. The remaining 301,171 shares of the Series B were converted into 537,220 shares of the Company's common stock, at a conversion price of $14.00 per share, or 1.7857 shares of common stock.


7.  Recently Issued Accounting Standards
--  ------------------------------------

In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which sets forth new rules concerning the calculation and presentation of earnings per share information in financial statements. SFAS No. 128 is required for financial statements issued after December 15, 1997. Earlier adoption is prohibited. Adoption of the standard by First Liberty is not expected to have a material impact on earnings per share or the financial statements taken as a whole.

                            Coopers & Lybrand L.L.P.
                            1100 Campanile Building
                             1155 Peachtree Street
                            Atlanta, Georgia  30309


Report of Independent Accountants

To the Board of Directors
First Liberty Financial Corp.

We have reviewed the accompanying consolidated financial statements of First Liberty Financial Corp. and Subsidiaries as of March 31, 1997 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
May 9, 1997

                  FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                  ----------------------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         -------------------------------------------------------------
                            AND FINANCIAL CONDITION
                            -----------------------

Overview
--------

First Liberty Financial Corp. is a unitary savings and loan holding company which owns and operates First Liberty Bank ("Liberty Bank") and its wholly owned subsidiaries, Liberty Mortgage Corporation ("Liberty Mortgage"), and NewSouth Financial Services, Inc. ("NewSouth"), collectively known as "the Company".

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

The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 5%. Liberty Bank was in compliance with its requirements at March 31, 1997.

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

The following table reflects Liberty Bank's compliance with regulatory capital requirements at March 31, 1997 (dollars in thousands):

     Actual for Liberty Bank           Regulatory Requirement
---------------------------------------------------------------
                             % of                     % of
  Capital                  Adjusted                 Adjusted        Excess
 Standard       Amount      Assets        Amount     Assets         Amount
-----------------------------------------------------------------------------

 Tangible     $ 78,067      6.29%        $18,611     1.50%          $59,456
-----------------------------------------------------------------------------
 Core         $ 79,574      6.41%        $37,267     3.00%          $42,307
-----------------------------------------------------------------------------
 Risk-based   $100,640     11.28%        $71,347     8.00%          $29,293
-----------------------------------------------------------------------------

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

Commitments
-----------

Commitments to originate or purchase loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate or purchase residential mortgage loans of approximately $109 million, including $10 million to be held in portfolio and $43 million on which the interest rate had not been locked-in at March 31, 1997. Commitments to sell residential mortgage loans and mortgage-backed securities for mandatory delivery were approximately $51 million at March 31, 1997. Also at March 31, 1997, the Company bought $2.0 million of optional commitments to sell residential mortgage loans. Loans in process (which represent undisbursed loan commitments related to construction loans) and unused lines of credit amounted to $114 million at March 31, 1997.

Results of Operations
---------------------

The Company's consolidated net income for the three and six months ended March 31, 1997 was $3.4 million and $6.4 million, respectively, compared to $2.6 million and $5.2 million for the three and six months ended March 31, 1996, respectively. Included in the Company's net income for the six months ended March 31, 1997 were nonrecurring expenses related to the Middle Georgia Bank ("MGB") merger which closed on November 15, 1996 totaling approximately $312,000, net of taxes.

The Company's net income is affected by the level of its noninterest income, noninterest expense and the level of earnings of its mortgage banking operations. However, the Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income"). Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities.

The following tables reflect the effective yields and costs of funds for the three and six month periods ended March 31, 1997 and 1996 (dollars in thousands):

                                     Average Balance           Rate/Yield
                                     ---------------           ----------
                                   Three Months Ended      Three Months Ended
                                   ------------------      ------------------
                                        March 31,               March 31,
                                        ---------               ---------
                                       1997      1996         1997    1996
                                  ---------------------   --------------------
Interest-Earning Assets:
------------------------
  Loans                           $  849,496  $730,833        9.14%   9.18%
  Securities                         249,042   206,124        6.55%   6.90%
  Federal funds sold and
    repurchase agreements             10,714    11,456        5.12%   5.48%
                                  ----------  --------        -----   -----
All interest-earning assets       $1,109,252  $948,413        8.52%   8.64%
                                  ==========  ========        -----   -----

Interest-Bearing Liabilities:
-----------------------------
  Deposits                        $  863,108  $817,860        4.23%   4.47%
  Borrowings                         238,742   128,988        5.94%   6.65%
                                  ----------  --------        -----   -----
All interest-bearing liabilities  $1,101,850  $946,848        4.60%   4.77%
                                  ==========  ========        -----   -----

Interest rate spread                                          3.92%   3.87%
--------------------                                          =====   =====

Interest income as a percentage
-------------------------------
  of average earning assets                                   3.95%   3.88%
  -------------------------                                   =====   =====


                                     Average Balance           Rate/Yield
                                     ---------------           ----------
                                    Six Months Ended        Six Months Ended
                                    ----------------        ----------------
                                        March 31,               March 31,
                                        ---------               ---------
                                     1997      1996           1997    1996
                                  ---------------------    ------------------
Interest-Earning Assets:
------------------------
  Loans                           $  831,572  $717,493        9.23%   9.33%
  Securities                         246,675   203,726        6.55%   6.94%
  Federal funds sold and
    repurchase agreements             20,866    17,341        5.01%   6.20%
                                  ----------  --------        -----   -----
All interest-earning assets       $1,099,113  $938,560        8.55%   8.75%
                                  ==========  ========        -----   -----

Interest-Bearing Liabilities:
-----------------------------
  Deposits                        $  866,249  $817,895        4.27%   4.53%
  Borrowings                         226,332   117,794        6.05%   7.04%
                                  ----------  --------        -----   -----
All interest-bearing liabilities  $1,092,581  $935,689        4.64%   4.85%
                                  ==========  ========        -----   -----

Interest rate spread                                          3.91%   3.90%
--------------------                                          =====   =====

Interest income as a percentage
-------------------------------
  of average earning assets                                   3.94%   3.92%
  -------------------------                                   =====   =====

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense for the six month period ended March 31, 1997 to the six month period ended March 31, 1996 (dollars in thousands):
                                    March 31, 1997   vs   March 31, 1996
                                  ----------------------------------------
                                                   Due To
                                  ----------------------------------------
                                                         Rate/
                                   Rate     Volume      Volume      Total
                                  -------  -------     -------     -------
Changes in Interest Income:
---------------------------
  Loans                           $ (350)   $5,321      $  (56)    $4,915
  Securities                        (396)    1,490         (83)     1,011
  Federal funds sold and
    repurchase agreements           (104)      109         (21)       (16)
                                  ------    ------      ------     ------
Total interest income               (850)    6,920        (160)     5,910
                                  ------    ------      ------     ------

Changes in Interest Expense:
----------------------------
  Deposits                        (1,085)    1,095         (64)       (54)
  Borrowings                        (584)    3,822        (538)     2,700
                                  ------    ------      ------     ------
Total interest expense            (1,669)    4,917        (602)     2,646
                                  ------    ------      ------     ------
Net interest income               $  819    $2,003      $  442     $3,264
                                  ======    ======      ======     ======

The Company's provision for estimated losses on loans was $616,000 and $1.2 million for the three and six months ended March 31, 1997, respectively, as compared to $794,000 and $1.4 million for the same periods a year earlier. Loan loss reserves at March 31, 1997 were $10.7 million (187% of nonperforming loans or 1.26% of loans held for investment) compared to $9.9 million (183% of nonperforming loans or 1.38% of loans held for investment) at March 31, 1996.

During the quarter ended March 31, 1997, the Company recorded $212,000 in charge-offs that related to properties foreclosed during the quarter ended December 31, 1996. If those charge-offs had been recorded in the quarter ended December 31, 1996, net charge-offs for the quarter would have been $693,000 instead of $481,000 as originally reported. After excluding the effects of the above mentioned first quarter foreclosure related charge-offs, net charge-offs during the three months ended March 31, 1997 were $980,000 as compared to $270,000 during the three months ended March 31, 1996. During the six months ended March 31, 1997, net charge-offs were $1.7 million as compared to $653,000 a year earlier.

During the three and six months ended March 31, 1997, the level of net charge-offs increased from prior years. The increased charge-offs related to (i) expansion of the loan portfolio, (ii) increased losses in loans acquired in the MGB merger and (iii) an increase in the losses related to consumer bankruptcies and other consumer loans. During the six months ended March 31, 1997, average loans increased by 16% from prior year levels. Additionally, net charge-offs from loans acquired in the MGB merger were approximately $235,000 and $295,000 during the three and six months ended March 31, 1997, respectively, as compared to $3,000 and $241,000 for the same periods a year earlier. As of September 30, 1996 MGB's allowance for loan loss was approximately $2.5 million. During the quarter ended March 31, 1997, the level of consumer loans in bankruptcy, and losses on loans in bankruptcy and other consumer loans increased. Management believes such trends are indicative of both national and local market conditions for consumer credit. It is possible that increased charge-offs from prior year levels may continue to occur during the remainder of fiscal 1997. If such trends continue, the level of loan loss provisions may be increased.

The table below summarizes nonperforming assets at March 31, 1997 and March 31, 1996. Nonperforming assets consist of nonaccrual loans, foreclosed real estate, other repossessed assets, and loans with interest or principal past due 90 days or more which are still accruing (dollars in thousands).

                                                       March 31,
                                              ---------------------------
                                                  1997           1996
                                              ---------------------------
  Nonaccrual loans                              $ 5,763        $ 3,760
  Loans past due 90 days and still accruing           -          1,682
  Foreclosed real estate                          4,059          5,099
  Other repossessed assets                          296            516
                                                -------        -------
    Total nonperforming assets                  $10,118        $11,057
                                                =======        =======
  Total nonperforming assets as
    a percentage of total assets                    .81%          1.01%
                                                =======        =======

Real estate owned before allowance for estimated losses increased $400,000 to $4.1 million at March 31, 1996 from $3.7 million at September 30, 1996. Activity in real estate owned during the six months ended March 31, 1997 reflected foreclosures of $1.3 million and gross sales of $848,000.

Liberty Mortgage originated loans during the three and six months ended March 31, 1997 totaling $67 million and $136 million, respectively, compared to $113 million and $190 million for the same periods a year earlier.

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three and six month periods ended March 31, 1997 and 1996 (dollars in thousands).

                                   Three Months Ended     Six Months Ended
                                   ------------------     ----------------
                                        March 31,            March 31,
                                   ---------------------------------------
                                     1997       1996      1997       1996
                                   ---------------------------------------
Capitalized                          $939      $1,217    $1,709     $1,959
Sold                                  294          13       294         45
Amortized                             348         128       677        222
Recovered (Reserved)                    8           -         -          -
Net Investment at March 31,                               6,870      3,768

The estimated combined fair value of these assets exceeded the book value at March 31, 1997 and 1996. When determining fair value the Company considers the date of origination, the average note rate, the average remaining term and estimated prepayment speed. The fair value is calculated by estimating the present value of future net servicing income.

During the three and six months ended March 31, 1997, Liberty Mortgage sold bulk loan servicing rights with aggregate principal balances of $48 million and $72 million, respectively, compared to $24 million and $67 million, respectively, a year earlier. This resulted in the recognition of a gain on the sale of servicing of $389,000 and $722,000 for the three and six months ended March 31, 1997 compared to $281,000 and $545,000, respectively, for the same periods a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months. The servicing sale during the six months ended March 31, 1996 included principal balances of $21 million in which Liberty Mortgage granted recourse to the buyer. Accordingly, the gain related to such rights of $246,000 was deferred and recognized in the third quarter of fiscal 1996 when the recourse expired.

Approximate nonrecurring expenses directly related to the MGB merger (see "Acquisitions" - herein) which decreased noninterest income, and increased noninterest expense for the six months ended March 31, 1997 are as follows (dollars in thousands, except per share data).

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

Noninterest income (net of gains on the sale of assets and MGB merger related items) increased $276,000 (or 12%) and $543,000 (or 13%) during the three and six months ended March 31, 1997, respectively, as compared to the same periods a year earlier. The significant contributor was deposit account service charges increasing $342,000 (or 30%) and $634,000 (or 27%) for the three and six months ended March 31, 1997, respectively, as compared to the same periods a year ago, largely due to increased checking account activity.

Noninterest expense (net of other real estate operations and MGB merger related expenses) for the three and six months ended March 31, 1997 increased $1.2 million (or 17%) and $1.6 million (or 11%), respectively, over the same periods a year ago. One notable increase was in compensation and benefits, reflecting the continued growth in the Company's community banking operations plus its new consumer finance subsidiary, NewSouth. Other expenses also increased resulting from several items, none of which was significant.

The net cost of operations of other real estate decreased by $235,000 and $280,000 for the three months and six months ended March 31, 1997 as compared to the same periods a year earlier. The following table summarizes these variances (dollars in thousands).

                                       Three Months Ended  Six Months Ended
                                       ------------------  ----------------
                                           March 31,          March 31,
                                       ------------------------------------
                                         1997     1996      1997     1996
                                       ------------------------------------
  Provisions for estimated losses        $ 40     $213      $ 49     $313
  Net gains on sales                      (36)      (4)      (13)     (24)
  Net expense from operations              16       46        43       70
                                         ----     ----      ----     ----
    Net cost of operation of other
      real estate                        $ 20     $255      $ 79     $359
                                         ====     ====      ====     ====

Accounting for Income Taxes
---------------------------

The Company's effective income tax rate for the three and six months ended March 31, 1997 was 39.5% and 39.6%, respectively compared to 35.6% and 34.4%, respectively, a year earlier. The increase in the effective tax rates related principally to the effect of state income taxes, which is the result of the exhaustion of state net operating loss carry forwards. Management continues to review opportunities to reduce income taxes which, if successful, might reduce the company's effective tax rate later in fiscal 1997.

The Company's management has determined that it is more likely than not that its deferred tax assets will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at March 31, 1997 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.


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


Redemption of Convertible Preferred Stock
-----------------------------------------

On March 7, 1997, the Company redeemed 1,409 shares of its Series B 6.00% Cumulative Convertible Preferred ("Series B") stock for $38,043, plus accrued and unpaid dividends. The remaining 301,171 shares of the Series B were converted into 537,220 shares of the Company's common stock, at a conversion price of $14.00 per share, or 1.7857 shares of common stock.


Recently Issued Accounting Standards
------------------------------------

In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which sets forth new rules concerning the calculation and presentation of earnings per share information in financial statements. SFAS No. 128 is required for financial statements issued after December 15, 1997. Earlier adoption is prohibited. Adoption of the standard by the Company is not expected to have a material impact on earnings per share or the financial statements taken as a whole.

PART II - Other information
---------------------------

Item 4.  Submission of Matters to a Vote of Securities Holders
-------  -----------------------------------------------------

       The Registrant's 1997 Annual Meeting of Stockholders was held on January 29, 1997. The following director was elected for a term expiring at the 1998 annual meeting - Harold W. Peavy, Jr. The following directors were elected for terms expiring at the 2000 annual meeting - Melvin I. Kruger, Herbert M. Ponder, Jr. and Jo Slade Wilbanks. The votes for each nominees were as follows:

                                          For               Withhold
                                       ---------            --------
       Harold W. Peavy, Jr.            5,872,964             12,833
       Melvin I. Kruger                5,874,624             11,173
       Herbert M. Ponder, Jr.          5,874,624             11,173
       Jo Slade Wilbanks               5,873,675             12,122



Item 6.  Exhibits and Reports Filed on Form 8-K
-------  --------------------------------------

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

                       FIRST LIBERTY FINANCIAL CORP.
                       -----------------------------




  DATE:       May 12, 1997                   /s/  David L. Hall
        ------------------------             ------------------------
                                             David L. Hall
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly authorized, principal
                                             financial and principal accounting
                                             officer)

                        FIRST LIBERTY FINANCIAL CORP.
                        -----------------------------

                              Index of Exhibits
                              -----------------



The following exhibits are filed as part of the Report.


Exhibit No.                          Description                         Page
-----------        -----------------------------------------------       ----



  11               Statements of Computation of Earnings Per Share        22

  15               Awareness Letter of Coopers & Lybrand L.L.P.           24

  27               Financial Data Schedule                                 -