Form 10-Q/A
period 1995-12-31
FIRST LIBERTY FINANCIAL CORP
filed 1997-05-16
CIK 760077

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q/A


                      AMENDMENT TO APPLICATION OR REPORT
                  Files pursuant to Section 12, 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934


                         First Liberty Financial Corp.
                         -----------------------------
               (Exact name of registrant as specified in charter)


                                AMENDMENT NO.  1
                                              ---

The undersigned registrant hereby restates the following items, financial statements, exhibits or other portion of its Quarterly
Report for the quarter ended December 31, 1995 on Form 10-Q as set forth in the pages attached hereto.

Item 6.  Exhibit 27, Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST LIBERTY FINANCIAL CORP.
                        -----------------------------




DATE:  May 14, 1997                      /s/ David L. Hall
                                         ---------------------------
                                         David L. Hall
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Duly authorized, principal
                                          financial and principal
                                          accounting officer)