Form 10-Q
period 1997-06-30
FIRST LIBERTY FINANCIAL CORP
filed 1997-08-15
CIK 760077

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997
                               ------------------------------

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

                       (912) 743-0911
-----------------------------------------------------------------
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

Exhibit index appears on page 21.

There were 7,724,780 shares of Common Stock outstanding as of August 14, 1997.

                      FIRST LIBERTY FINANCIAL CORP.
                      -----------------------------
                      QUARTERLY REPORT ON FORM 10-Q
                      -----------------------------
                   FOR THE QUARTER ENDED JUNE 30, 1997
                   -----------------------------------

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

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Financial Condition
----------------------------------------------
(Unaudited)
-----------

                                                    June 30,     September 30,
                                                    --------     -------------
                                                      1997             1996
------------------------------------------------------------------------------
                                                     (dollars in thousands)

Assets:
-------
Cash and due from banks                          $   43,489        $   40,015
Federal funds sold and repurchase agreements         50,994            33,137
Securities available-for-sale, at market value      249,565           232,858
Loans available-for-sale, net, at market value       18,648            26,906
Loans, net                                          857,037           786,729
Accrued interest receivable                           8,399             8,723
Premises and equipment, net                          24,627            23,416
Real estate, net                                      3,053             3,060
Intangible assets                                     9,376            10,211
Mortgage servicing rights                             7,433             6,132
Advances to attorneys for loans originated            9,279             1,729
Other assets                                          7,019             7,551
                                                 ----------        ----------
   Total assets                                  $1,288,919        $1,180,467
                                                 ==========        ==========


Liabilities and Stockholders' Equity:
-------------------------------------
Deposits                                         $  952,425        $  858,784
Notes payable and other borrowed money              184,660           184,660
Subordinated debentures                              12,310            12,155
Securities sold under agreements to repurchase       27,626            16,644
Checks payable on loans originated                    1,962             4,450
Other liabilities                                    14,908            17,317
                                                 ----------        ----------
   Total liabilities                              1,193,891         1,094,010
                                                 ----------        ----------

Commitments and contingencies                             -                 -

Stockholders' equity:
  Series B, 6.00% Cumulative Convertible
    Preferred stock ($25.00 stated value, 302,580
    shares authorized, issued and outstanding in 1996)    -             7,564
  Common stock ($1.00 par value, 25,000,000
    shares authorized, 7,758,290 and 7,144,216 shares
    issued, respectively, and 7,724,780 and
    7,110,706 shares outstanding, respectively)       7,758             7,144
  Additional paid-in capital                         38,451            31,092
  Retained earnings                                  48,490            40,994
  Net unrealized gain (loss) on securities
    available-for-sale, net of taxes                    598               (68)
  Treasury stock at cost (33,510 shares)               (269)             (269)
                                                 ----------        ----------
   Total stockholders' equity                        95,028            86,457
                                                 ----------        ----------
    Total liabilities and stockholders' equity   $1,288,919        $1,180,467
                                                 ==========        ==========




The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income
---------------------------------
(Unaudited)
-----------
                                     Three Months Ended     Nine Months Ended
                                     ------------------     -----------------
                                           June 30,              June 30,
                                  ---------------------------------------------
                                      1997         1996      1997        1996
-------------------------------------------------------------------------------
                                  (dollars in thousands, except per share data)
Interest Income:
----------------
Loans                                  $20,260    $17,747    $58,637   $51,213
Securities                               4,221      3,434     12,298    10,501
Federal funds sold and
  repurchase agreements                    293        158        816       696
                                       -------    -------    -------   -------
  Total interest income                 24,774     21,339     71,751    62,410
                                       -------    -------    -------   -------

Interest Expense:
-----------------
Deposits                                10,091      9,224     28,566    27,753
Short-term borrowings                    1,445      1,629      5,190     4,458
Long-term borrowings                     1,999        749      5,102     2,068
                                       -------    -------    -------   -------
  Total interest expense                13,535     11,602     38,858    34,279
                                       -------    -------    -------   -------
  Net interest income                   11,239      9,737     32,893    28,131
Provision for estimated losses on loans  2,002        513      3,212     1,934
                                       -------    -------    -------   -------
  Net interest income after provision
    for estimated losses on loans        9,237      9,224     29,681    26,197
                                       -------    -------    -------   -------

Noninterest Income:
-------------------
Loan servicing fees                        530        600      1,654     1,851
Gain (loss) on sale of
  investment securities                      -          -        121        (7)
Gain on sale of loans and
  mortgage-backed securities               463        410      1,413     1,232
Gain on sale of servicing                    -        246        721       791
Deposit account service charges          1,528      1,267      4,474     3,614
Other income                               499        254      1,220       994
                                       -------    -------    -------   -------
  Total noninterest income               3,020      2,777      9,603     8,475
                                       -------    -------    -------   -------
                                        12,257     12,001     39,284    34,672
                                       -------    -------    -------   -------

Noninterest Expense:
--------------------
Compensation, taxes and benefits         4,665      3,878     13,709    11,624
Occupancy and equipment                    908        916      2,661     2,829
Advertising                                413        235      1,075       710
Professional fees                          187        236      1,021       547
Data processing                            239        191        706       638
Federal deposit insurance premiums         151        353        598     1,059
Amortization of intangible assets          278        278        835       835
Net cost of operation of other real estate 101        110        180       469
Other expense                            1,447      1,068      4,089     3,267
                                       -------    -------    -------   -------
  Total noninterest expense              8,389      7,265     24,874    21,978
                                       -------    -------    -------   -------
  Income before income tax expense       3,868      4,736     14,410    12,694
Income tax expense                         372      1,661      4,546     4,401
                                       -------    -------    -------   -------
  Net income                             3,496      3,075      9,864     8,293
Dividends on preferred stock                 -        113        113       340
                                       -------    -------    -------   -------
  Net income applicable to common
    stockholders                       $ 3,496    $ 2,962    $ 9,751   $ 7,953
                                       =======    =======    =======   =======


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income, continued
--------------------------------------------
(Unaudited)
-----------
                                      Three Months Ended   Nine Months Ended
                                     ----------------------------------------
                                            June 30,           June 30,
                                     ----------------------------------------
                                       1997        1996     1997        1996
-----------------------------------------------------------------------------
Earnings Per Common Share:
--------------------------
  Primary                             $   .45   $   .42   $  1.30   $  1.12
  Fully diluted                       $   .45   $   .40   $  1.27   $  1.08

Dividends Per Common Share:           $   .10   $   .09   $   .30   $   .26
---------------------------

Average Number of Shares Outstanding:
-------------------------------------
  Primary                           7,837,485  7,127,530  7,501,785  7,098,230
  Fully diluted                     7,837,485  7,726,395  7,797,803  7,699,203





































The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------
(Unaudited)
-----------
                                                       Nine Months Ended
                                                       -----------------
                                                            June 30,
                                                  ---------------------------
                                                     1997             1996
-----------------------------------------------------------------------------
                                                     (dollars in thousands)
Operating Activities:
---------------------
Cash flows from operating activities:
  Net income                                       $  9,864         $  8,293
     Adjustments to reconcile net income
       to cash provided by (used in) operations:
     Depreciation                                     1,413            1,534
     Amortization of loan fees                           69               58
     Provision for estimated losses
       on loans and real estate                       3,342            2,393
     Amortization of intangibles                        835              835
     Dividends received on stock                       (216)            (203)
     Gain on sale of loans and securities            (1,534)          (1,225)
  Loans available-for-sale:
     Disbursements                                  (71,175)        (105,249)
     Purchases                                     (121,152)        (190,016)
     Sales                                          201,872          276,352
     Repayments                                         123              415
  Decrease (increase) in accrued interest receivable    324             (415)
  Increase in accrued interest payable                  615              236
  Other, net                                         (6,791)          (2,790)
                                                   --------         --------
    Total adjustments                                 7,725          (18,075)
                                                   --------         --------
      Net cash provided by (used in)
        operating activities                         17,589           (9,782)
                                                   --------         --------

Investing Activities:
---------------------
Cash flows from investing activities:
  Net decrease (increase) in federal funds
    sold and repurchase agreements                  (17,857)         20,571
  Investment securities available-for-sale:
    Purchases                                       (39,932)        (15,310)
    Sales                                             6,322           3,192
    Maturities                                       29,908          16,127
  Mortgage-backed securities available-for-sale:
    Purchases                                       (51,028)        (35,723)
    Sales                                               194           2,763
    Repayments                                       38,884          28,586
  Net increase in loans                             (71,129)        (64,609)
  Purchases of premises and equipment                (2,667)         (1,425)
  Proceeds from sales of real estate                    549           2,841
  Net increase in advances to
    attorneys for loans originated                   (7,550)         (6,253)
                                                   --------        --------
  Net cash provided by (used in)
    investing activities                           (114,306)        (49,240)
                                                   --------        --------

The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows, continued
------------------------------------------------
(Unaudited)
-----------
                                                         Nine Months Ended
                                                         -----------------
                                                              June 30,
                                                   ----------------------------
                                                       1997            1996
-------------------------------------------------------------------------------
                                                      (dollars in thousands)
Financing Activities:
---------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                  93,582          34,214
  Notes payable and other borrowed money:
    Proceeds                                          233,000         390,569
    Repayments                                       (233,000)       (385,600)
  Net increase in securities
    sold under agreements to repurchase                10,982          25,087
  Net increase (decrease) in checks
    payable on loans originated                        (2,488)          2,956
  Issuance of common stock                                419             214
  Redemption of preferred stock                           (38)              -
  Redemption of convertible subordinated debentures       (32)              -
  Dividends paid on stock                              (2,234)         (1,842)
                                                     --------        --------
  Net cash provided by (used in)
    financing activities                              100,191          65,598
                                                     --------        --------

Net increase in cash and due from banks                 3,474           6,576
Cash and due from banks beginning of period            40,015          27,103
                                                     --------        --------
Cash and due from banks end of period                $ 43,489        $ 33,679
                                                     ========        ========

Supplemental Disclosures of
---------------------------
  Cash Flow Information:
  ----------------------
Cash paid during the period for:
  Interest                                           $ 38,243        $ 34,043
  Income taxes                                          4,009           4,137
Noncash investing and financing activities:
  Real estate foreclosed                             $  1,311        $  2,028
  Financing of sales of foreclosed real estate            558             245
  Dividends declared, unpaid on preferred stock             -             114
  Dividends declared, unpaid on common stock              772             520














The accompanying notes are an integral part of the consolidated financial statements.

                FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (Unaudited)
                                 -----------



1.  Summary of Significant Accounting Policies
----------------------------------------------

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("First Liberty" or "the Company") conform to generally accepted accounting principles and to general practices within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1996. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


3.  Sale of Servicing
---------------------

During the nine months ended June 30, 1997, Liberty Mortgage Corporation ("Liberty Mortgage"), the Company's mortgage banking subsidiary, sold bulk loan servicing rights with aggregate principal balances of $72 million as compared to $67 million for the same period a year earlier. This resulted in a gain on the sale of servicing of $721,000 and $791,000 for the nine months ended June 30, 1997 and 1996, respectively. The servicing rights sold generally related to loans originated for sale and sold within the last six months. There were no servicing sales during the quarters ended June 30, 1997 and 1996. The servicing sale during the nine months ended June 30, 1996 included principal balances of $21 million in servicing rights which Liberty Mortgage had granted recourse to the seller. Accordingly, the deferred gain related to such rights of $246,000 was recognized in the third quarter of fiscal 1996 when the recourse expired.


4.  Mortgage Servicing Rights
-----------------------------

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three and nine month periods ended June 30, 1997 and 1996 (dollars in thousands).

                                    Three Months Ended  Nine Months Ended
                                    ------------------  -----------------
                                         June 30,            June 30,
                                    -------------------------------------
                                      1997      1996      1997     1996
                                    -------------------------------------
Capitalized                           $946     $1,633    $2,655   $3,592
Sold                                     -          -       294       45
Amortized                              383        211     1,060      433

Net Investment at June 30,                                7,433    5,190

The estimated combined fair value of these assets exceeded the book value at June 30, 1997 and 1996. When determining fair value the Company considers the date of origination, the average note rate, the average remaining term and estimated prepayment speed. The fair value is calculated by estimating the present value of future net servicing income.


5.  Acquisitions
----------------

On November 15, 1996 the Company acquired by merger MGB. On the merger date MGB had approximately $129 million in total assets, $119 million in total liabilities and $10 million in stockholders' equity. This business combination was accounted for utilizing the pooling-of-interests method of accounting, and accordingly, all financial information prior to the merger has been retroactively restated.

The following table shows the effect of the above transaction on results of operations for the periods prior to the merger (dollars in thousands).

                         Period Ended            Three Months    Nine Months
                         ------------            ------------    -----------
                        October 1, 1996             Ended           Ended
                        ---------------             -----           -----
                    Through November 15, 1996   June 30, 1996  June 30, 1996
                    -------------------------   -------------  -------------
Total Revenue:
--------------
  First Liberty             $11,721                 $21,509         $63,054
  MGB                         1,277                   2,607           7,831
                            -------                 -------         -------
    Combined                $12,998                 $24,116         $70,885
                            =======                 =======         =======

Net Income:
-----------
  First Liberty             $ 1,438                 $ 2,585         $ 7,439
  MGB                           134                     490             854
                            -------                 -------         -------
    Combined                $ 1,572                 $ 3,075         $ 8,293
                            =======                 =======         =======

6.  Redemption of Convertible Preferred Stock
---------------------------------------------

On March 7, 1997, the Company redeemed 1,409 shares of its Series B 6.00% Cumulative Convertible Preferred ("Series B") stock for $38,043, plus accrued and unpaid dividends. The remaining 301,171 shares of the Series B were converted into 537,220 shares of the Company's common stock, at a conversion price of $14.00 per share, or 1.7857 shares of common stock.


7.  Recently Issued Accounting Standards
----------------------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which sets forth new rules concerning the calculation and presentation of earnings per share information in financial statements. SFAS No. 128 is required for financial statements issued after December 15, 1997. Earlier adoption is prohibited. Adoption of the standard by First Liberty is not expected to have a material impact on earnings per share or the financial statements taken as a whole.

In February 1997, FASB issued SFAS No. 129 "Disclosure of Information About Capital Structure" which consolidates the existing requirement to disclose certain information about and entity's capital structure and is not expected to change the Company's current capital structure disclosures. SFAS No. 129 is required for financial statements issued after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than investments by owner and distributions to owners. The FASB believes that SFAS No. 130 should help investors, creditors and others in assessing a company's activities and the timing and magnitude of its future cash flows. For the Company, the primary difference between net income and comprehensive income is the change in unrealized gains and losses on securities available-for-sale. SFAS No. 130 is not expected to have a materially adverse impact on the consolidated financial position of the Company and is effective for years beginning after December 15, 1997.

Also in June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which establishes new standards for public companies to report information about operating segments in annual financial statements and also requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has not yet determined the impact of SFAS No. 131 on the Company's future disclosures. SFAS No. 131 is required for financial statements issued after December 15, 1997.


8.  Subsequent Events
---------------------

On August 4, 1997 the Company redeemed its 11% and 8 1/4% subordinated debentures due August, 2004. The bonds were redeemed at a 1% premium plus accrued interest. Resulting from the redemption, the Company recorded an extraordinary loss on the extinguishment of debt in the amount of $2.8 million or $.36 per fully diluted share, net of related income taxes totaling $1.5 million.

                           COOPERS & LYBRAND L.L.P.


Report of Independent Accountants

To the Board of Directors
First Liberty Financial Corp.

We have reviewed the accompanying consolidated financial statements of First Liberty Financial Corp. and Subsidiaries as of June 30, 1997 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.
Atlanta, Georgia
August 13, 1997

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

The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 5%. Liberty Bank was in compliance with its requirements at June 30, 1997.

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

The following table reflects Liberty Bank's compliance with regulatory capital requirements at June 30, 1997 (dollars in thousands):

------------------------------------------------------------------------
        Actual for Liberty Bank        RegulatoryRequirement
------------------------------------------------------------
                            % of                    % of
  Capital                 Adjusted                Adjusted     Excess
 Standard      Amount      Assets       Amount     Assets      Amount
------------------------------------------------------------------------

Tangible       $81,836     6.40%        $19,192    1.50%       $62,644
------------------------------------------------------------------------
Core           $83,262     6.50%        $38,427    3.00%       $44,835
------------------------------------------------------------------------
Risk-based    $105,025    11.48%        $73,173    8.00%       $31,852
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

Commitments
-----------

Commitments to originate loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate or purchase residential mortgage loans of approximately $118 million, including $12 million to be held in portfolio and $47 million on which the interest rate had not been locked-in at June 30, 1997. Commitments to sell residential mortgage loans and mortgage-backed securities for mandatory delivery at June 30, 1997 were approximately $44 million. Also at June 30, 1997, the Company bought $5.0 million of optional commitments to sell residential mortgage loans. Loans in process (which represent undisbursed loan commitments related to construction loans) and unused lines of credit amounted to $125 million at June 30, 1997.

Results of Operations
---------------------

The Company's consolidated net income for the three and nine months ended June 30, 1997 was $3.5 million and $9.9 million, respectively, compared to $3.1 million and $8.3 million for the three and nine months ended June 30, 1996, respectively. Included in the Company's net income for the nine months ended June 30, 1997, were nonrecurring expenses related to the Middle Georgia Bank ("MGB") merger which closed on November 15, 1996 totaling approximately $312,000, net of taxes.

The Company's net income is affected by the level of its noninterest income, noninterest expense and the level of earnings of its mortgage banking and consumer finance operations. However, the Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income"). Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities. The following tables reflect the effective yields and costs of funds for the three and nine month periods ended June 30, 1997 and 1996 (dollars in thousands).

                                     Average Balance            Rate/Yield
                                     ---------------            ----------
                                   Three Months Ended       Three Months Ended
                                   ------------------       ------------------
                                         June 30,                 June 30,
                                         --------                 --------
                                     1997        1996          1997      1996
                                 -----------------------   --------------------
Interest-Earning Assets:
------------------------
  Loans                           $  868,037    $778,533       9.34%     9.12%
  Securities                         255,927     198,738       6.60%     6.91%
  Federal funds sold and
    repurchase agreements             21,413      12,650       5.48%     5.00%
                                  ----------    --------       ----      ----
All interest-earning assets       $1,145,377    $989,921       8.65%     8.62%
                                  ==========    ========       ----      ----

Interest-Bearing Liabilities:
-----------------------------
  Deposits                        $  919,408    $841,679       4.39%     4.38%
  Borrowings                         228,038     149,062       6.04%     6.38%
                                  ----------    --------       ----      ----
All interest-bearing liabilities  $1,147,446    $990,741       4.72%     4.68%
                                  ==========    ========       ----      ----

Interest rate spread                                           3.93%     3.94%
--------------------                                           ====      ====

Interest income as a percentage
-------------------------------
  of average earning assets                                    3.93%     3.93%
  -------------------------                                    ====      ====

                                      Average Balance           Rate/Yield
                                      ---------------           ----------
                                     Nine Months Ended       Nine Months Ended
                                   ---------------------     ------------------
                                         June 30,                 June 30,
                                         --------                 --------
                                     1997        1996          1997      1996
                                   ----------------------    ------------------
Interest-Earning Assets:
------------------------
  Loans                            $  843,727    $737,767       9.27%     9.26%
  Securities                          249,759     202,102       6.57%     6.93%
  Federal fund sold and
    repurchase agreements              21,048      15,781       5.17%     5.88%
                                   ----------    --------       ----      ----
All interest-earning assets        $1,114,534    $955,650       8.58%     8.71%
                                   ==========    ========       ----      ----

Interest-Bearing Liabilities:
-----------------------------
  Deposits                         $  883,907    $825,815       4.31%     4.48%
  Borrowings                          226,901     128,007       6.05%     6.80%
                                   ----------    --------       ----      ----
  All interest-bearing liabilities $1,110,808    $953,822       4.66%     4.79%
                                   ==========    ========       ----      ----

Interest rate spread                                            3.92%     3.92%
--------------------                                            ====      ====

Interest income as a percentage
-------------------------------
  of average earning assets                                     3.94%     3.92%
  -------------------------                                     ====      ====

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense for the nine month period ended June 30, 1997 and the nine month period ended June 30, 1996 (dollars in thousands):

                                       June 30, 1997    vs    June 30, 1996
                                  ---------------------------------------------
                                                      Due To
                                  ---------------------------------------------
                                                            Rate/
                                    Rate       Volume      Volume       Total
                                  ---------   ---------   --------    ---------
Changes in Interest Income:
---------------------------
  Loans                            $    60     $ 7,355     $     9     $ 7,424
  Securities                          (550)      2,476        (129)      1,797
  Federal funds sold and
    repurchase agreements              (84)        232         (28)        120
                                   -------     -------     -------     -------
Total interest income                 (574)     10,063        (148)      9,341
                                   -------     -------     -------     -------

Changes in Interest Expense:
----------------------------
  Deposits                          (1,064)      1,952         (75)        813
  Borrowings                          (720)      5,042        (556)      3,766
                                   -------     -------     -------     -------
Total interest expense              (1,784)      6,994        (631)      4,579
                                   -------     -------     -------     -------

Net interest income                $ 1,210     $ 3,069     $   483     $ 4,762
                                   =======     =======     =======     =======

The Company's provision for estimated losses on loans was $2.0 million and $3.2 million for the three and nine months ended June 30, 1997, respectively, as compared to $513,000 and $1.9 million during the same periods a year earlier. There were net charge-offs to the loan loss reserve of $1.3 million and $2.9 million during the three and nine months ended June 30, 1997, respectively, compared to net charge-offs of $461,000 and $1.2 million for the same periods a year earlier. Loan loss reserves at June 30, 1997 were $11.5 million, or 175% of nonperforming loans, or 1.32% of loans held for investment, compared to $10.4 million, or 215% of nonperforming loans, or 1.36% of loans held for investment at June 30, 1996.

During the three and nine months ended June 30, 1997, the level of net charge-offs increased from prior years. This trend related to (i) growth of the loan portfolio,

(ii) losses in loans acquired in the MGB merger and (iii) an increase in the losses related to consumer bankruptcy and indirect auto loans. During the nine months ended June 30, 1997, average loans increased by 14% from prior year levels. Additionally, net charge-offs from loans acquired in the MGB merger were approximately $259,000 and $554,000 during the three and nine months ended June 30, 1997, respectively, which represented 20% and 19% of total net charge-offs while MGB loans only consisted of 7% of total loans held for investment. As of June 30, 1997 MGB's rated loans were $10 million or 25% of total rated loans. Management anticipates an accelerated resolution for MGB loans which could increase charge-offs of MGB loans in future quarters. Management will continue to assess the adequacy of the allowance for loan losses relating to MGB loans in light of these possible developments. During the second and third quarters of fiscal 1997, the level of consumer bankruptcy and indirect auto loans, and their related losses increased. Annualized net charge-offs to outstanding balances on this portfolio of consumer loans for the three and nine months ended June 30, 1997 were 1.63% and 1.32%, respectively, as compared to .55% and .59% for the same periods a year earlier. Management believes such trends are indicative of both national and local market conditions for consumer credit. It is possible that increased charge-offs from prior year levels may continue to occur during the remainder of fiscal 1997.

The table below summarizes nonperforming assets at June 30, 1997 and June 30, 1996. Nonperforming assets consist of nonaccrual loans, foreclosed real estate, other repossessed assets, and loans past due 90 days or more which are still accruing (dollars in thousands).

                                                       June 30,
                                          ----------------------------------
                                               1997                1996
                                          ----------------------------------
Nonaccrual loans                             $ 6,550              $4,265
Loans past due 90 days or more
 and still accruing                                -                 560
Real estate acquired through foreclosure       3,513               4,421
Other repossessed assets                         275                 496
                                             -------              ------
Total nonperforming assets                   $10,338              $9,742
                                             =======              ======
Total nonperforming assets as
 a percentage of total assets                    .80%                .88%
                                             =======              ======

Real estate owned before allowance for estimated losses decreased $215,000 to $3.5 million at June 30, 1997 from $3.7 million at September 30, 1996 representing foreclosures and gross sales of approximately $1.3 million and
1.4 million, respectively.

Liberty Mortgage originated loans during the three and nine months ended June 30, 1997 totaling $78 million and $214 million, respectively, compared to $114 million and $304 million for the same periods a year earlier.

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three and nine month periods ended June 30, 1997 and 1996 (dollars in thousands).

                                  Three Months Ended  Nine Months Ended
                                  ------------------  -----------------
                                       June 30,            June 30,
                                  -------------------------------------
                                    1997      1996      1997     1996
                                  -------------------------------------
Capitalized                         $946     $1,633    $2,655   $3,592
Sold                                   -          -       294       45
Amortized                            383        211     1,060      433

Net Investment at June 30,                              7,433    5,190

The estimated combined fair value of these assets exceeded the book value at June 30, 1997 and 1996. When determining fair value the Company considers the date of origination, the average note rate, the average remaining term and estimated prepayment speed. The fair value is calculated by estimating the present value of future net servicing income.

During the nine months ended June 30, 1997, Liberty Mortgage sold bulk loan servicing rights with aggregate principal balances of $72 million as compared to $67 million for the same period a year earlier. This resulted in a gain on the sale of servicing of $721,000 and $791,000 for the nine months ended June 30, 1997 and 1996, respectively. The servicing rights sold generally related to loans originated for sale and sold within the last six months. There were no servicing sales during the quarters ended June 30, 1997 and 1996. The servicing sale during the nine months ended June 30, 1996 included principal balances of $21 million in servicing rights which Liberty Mortgage had granted recourse to the seller. Accordingly, the deferred gain related to such rights of $246,000 was recognized in the third quarter of fiscal 1996 when the recourse expired. The Company is anticipating a servicing sale during the fourth quarter of fiscal 1997.

Approximate nonrecurring expenses directly related to the MGB merger (see "Acquisitions" - herein) which decreased noninterest income, and increased noninterest expense for the nine months ended June 30, 1997 are as follows (dollars in thousands, except per share data).

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

Noninterest income (net of gains on the sale of assets and MGB merger related items) increased $436,000 or 21% and $983,000 or 15% during the three and nine months ended June 30, 1997, respectively, as compared to the same periods a year earlier. The following table shows the dollar and percentage of change (dollars in thousands).

                                      June 30, 1997    vs    June 30, 1996
                                  ---------------------------------------------
                                    Three Months Ended      Nine Months Ended
                                  ---------------------------------------------
                                   Dollar    Percentage    Dollar    Percentage
                                  ---------  ----------   --------   ----------

    Loan servicing fees               $(70)     (16)%      $(197)     (20%)
    Deposit account service charges    261       60          895       91
    Other income                       245       56          285       29
                                      ----      ---        -----      ---
      Total                           $436      100%       $ 983      100%
                                      ====      ===        =====      ===

The increases in deposit account service charges and other income are largely attributable to increased checking account activity and other fee income, respectively.

Noninterest expense (net of other real estate operations and MGB merger related expenses) for the three and nine months ended June 30, 1997 increased $1.1 million or 16% and $2.8 million or 13%, respectively, over the same periods a year ago. Approximately 70% of the increase in both periods related to compensation and benefits, reflecting the continued growth in the Company's community banking operations plus its new consumer finance subsidiary, NewSouth. Other expenses also increased resulting from several items, none of which were significant.

The net cost of operations of other real estate decreased by $9,000 and $289,000 for the three and nine months ended June 30, 1997, respectively, as compared to the same periods a year ago. Contributing to this variance were the following (dollars in thousands).

                                       Three Months Ended  Nine Months Ended
                                       ------------------  -----------------
                                             June 30,           June 30,
                                       -------------------------------------
                                         1997       1996     1997      1996
                                       -------------------------------------
Provisions for estimated losses          $ 81       $146     $130      $459
Net loss (gain) on sales                   (6)         3      (19)      (21)
Net expense (income) from operations       26        (39)      69        31
                                         ----       ----     ----      ----
  Net cost of operation of other
    real estate                          $101       $110     $180      $469
                                         ====       ====     ====      ====


Accounting for Income Taxes
---------------------------

The Company's effective income tax rate for the three and nine months ended June 30, 1997 was 10% and 32%, respectively, compared to 35% for both the three and nine months ended June 30, 1996. The reduction in the effective rates in 1997 were due to (i) a reduction to federal income tax expense in the amount of $650,000 resulting from the conclusion of contingencies related to various tax matters, and (ii) the recovery of the Company's fiscal 1997 year-to-date accrued state income tax expense (totaling $386,000 net of federal income tax) due to the increase in estimated state net operating loss carry forwards.

The Company's management has determined that it is more likely than not that its deferred tax assets will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at June 30, 1997 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

Acquisitions
------------

On November 15, 1996 the Company acquired by merger MGB. On the merger date MGB had approximately $129 million in total assets, $119 million in total liabilities and $10 million in stockholders' equity. This business combination was accounted for utilizing the pooling-of-interests method of accounting, and accordingly, all financial information prior to the merger has been retroactively restated. See Note 5 to "First Liberty Financial Corp. and Subsidiaries Notes to Consolidated Financial Statements" - herein.

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

Recently Issued Accounting Standards
------------------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which sets forth new rules concerning the calculation and presentation of earnings per share information in financial statements. SFAS No. 128 is required for financial statements issued after December 15, 1997. Earlier adoption is prohibited. Adoption of the standard by First Liberty is not expected to have a material impact on earnings per share or the financial statements taken as a whole.

In February 1997, FASB issued SFAS No. 129 "Disclosure of Information About Capital Structure" which consolidates the existing requirement to disclose certain information about and entity's capital structure and is not expected to change the Company's current capital structure disclosures. SFAS No. 129 is required for financial statements issued after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than investments by owner and distributions to owners. The FASB believes that SFAS No. 130 should help investors, creditors and others in assessing a company's activities and the timing and magnitude of its future cash flows. For the Company, the primary difference between net income and comprehensive income is the change in unrealized gains and losses on securities available-for-sale. SFAS No. 130 is not expected to have a materially adverse impact on the consolidated financial position of the Company and is effective for years beginning after December 15, 1997.

Also in June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which establishes new standards for public companies to report information about operating segments in annual financial statements and also requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has not yet determined the impact of SFAS No. 131 on the Company's future disclosures. SFAS No. 131 is required for financial statements issued after December 15, 1997.


Subsequent Events
-----------------

On August 4, 1997 the Company redeemed its 11% and 8 1/4% subordinated debentures due August, 2004. The bonds were redeemed at a 1% premium plus accrued interest. Resulting from the redemption, the Company recorded an extraordinary loss on the extinguishment of debt in the amount of $2.8 million or $.36 per fully diluted share, net of related income taxes totaling $1.5 million.

PART II - Other information
---------------------------



Item 4.  Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------

      There were no matters submitted to a vote of securities holders during the quarter ended June 30, 1997.


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



                                   FIRST LIBERTY FINANCIAL CORP.
                                   -----------------------------




  DATE:       August 14, 1997                   /s/  David L. Hall
        ----------------------------            ----------------------------
                                                David L. Hall
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Duly authorized principal
                                                financial and principal
                                                accounting officer)

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