Form 10-K
period 1997-09-30
FIRST LIBERTY FINANCIAL CORP
filed 1997-12-29
CIK 760077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $1.00 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
             -----

     The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on December 15, 1997 was $160,459,080. There were 7,748,487 shares of Common Stock outstanding as of December 15, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998 are incorporated by reference in
Part III hereof. Exhibit index appears on page 87.

================================================================================

                         FIRST LIBERTY FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

 ITEM                                                                   PAGE
NUMBER                                                                 NUMBER
------                                                                 ------
                                   PART I

 1.      Business....................................................     3
 2.      Properties..................................................    20
 3.      Legal Proceedings...........................................    20
 4.      Submission of Matters to a Vote of Stockholders.............    20
 4(A)    Executive Officers of the Registrant........................    20

                                   PART II

 5.      Market for Registrant's Common Stock and Related Stockholder
         Matters.....................................................    22
 6.      Selected Financial Data.....................................    23
 7.      Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................    25
 8.      Financial Statements and Supplementary Data.................    44
 9.      Disagreements on Accounting and Financial Disclosure........    83

                                  PART III

10.      Directors and Executive Officers of the Registrant..........    83
11.      Executive Compensation......................................    83
12.      Stock Ownership of Certain Beneficial Owners and
         Management..................................................    83
13.      Certain Relationships and Related Transactions..............    83

                                   PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................    83
         Signatures..................................................    86
         Index of Exhibits...........................................    87

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     First Liberty Financial Corp. ("First Liberty") is a savings and loan holding company headquartered in Macon, Georgia which owns and operates First Liberty Bank ("Liberty Bank"), and its wholly-owned subsidiaries, Liberty Mortgage Corporation ("Liberty Mortgage") and NewSouth Financial Services, Inc. ("NewSouth"). At September 30, 1997, First Liberty had total assets of approximately $1.3 billion, total deposits of approximately $945 million and stockholders' equity of approximately $94 million.

     Liberty Bank is a federally chartered stock savings bank headquartered in Macon, Georgia which serves Macon, Savannah and other Georgia cities through its home office and 30 full service branch offices. Liberty Bank operates as a system of community banks under a single charter along with a residential construction loan production office located in Atlanta, Georgia. Based on total assets at September 30, 1997, Liberty Bank is the largest savings institution headquartered in Georgia.

     Throughout this document, reference to a year by number (i.e., not preceded by a month and date) implies a fiscal year ended September 30.

     Through Liberty Mortgage, Liberty Bank also operates a mortgage banking business through correspondent relationships in all of its market areas and a number of other southeastern states. Liberty Mortgage originates permanent first mortgage loans on residential properties for Liberty Bank's portfolio and for sale in the secondary market. During fiscal 1997, Liberty Mortgage originated approximately $305 million of permanent residential mortgage loans. Liberty Mortgage's loan servicing portfolio was approximately $1.1 billion at September 30, 1997, including approximately $193 million of loans serviced for Liberty Bank. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Non-Interest Income" -- herein.

     During 1996, First Liberty organized NewSouth to engage in the consumer finance business in selected Georgia market areas. NewSouth commenced operations in four offices during the first quarter of fiscal 1997, and three additional offices during the fourth quarter of fiscal 1997.

FIRST LIBERTY'S VISION AND STRATEGY STATEMENTS

     First Liberty operates under a three-year strategic plan which is renewed annually. As a part of that plan, First Liberty has adopted a vision and strategy statement to communicate to customers, employees and stockholders its vision and strategic direction. The vision statement reads as follows:

          "We will operate an independent, high quality system of community institutions and affiliated businesses, with focus on serving consumers and businesses with selected financial services."

     The strategy statement includes a strategic direction for customer development, employee development, stockholders and acquisitions. The strategy statement for stockholders reads as follows:

          "We will continue to operate in a safe and sound manner. Our financial targets are as follow:"

                         MEASURE                             1998      1999
                         -------                            ------    ------
Return on Equity..........................................  15.50%    16.00%
Return on Assets..........................................   1.12%     1.16%
Efficiency Ratio..........................................  54.00%    52.00%
Earnings Per Share (diluted) annual growth................  15.00%    15.00%
Criticized Loans to Net Loans (less than).................   4.00%     4.00%
Classified Loans to Net Loans (less than).................   1.00%     1.00%
Nonperforming Assets Ratio (less than)....................   1.00%     1.00%

     The major components of the strategic plan are as follows:

     Safety -- First Liberty plans to continue to conduct its operations consistent with safe and prudent banking practices, in compliance with all applicable laws and regulations.

     Capital Adequacy -- Liberty Bank is classified as a "well-capitalized" institution for regulatory purposes. Liberty Bank will seek to maintain capital adequacy primarily through the retention of earnings, supplemented as needed through capital offerings. See "Acquisitions," herein.

     Credit Quality -- First Liberty currently operates within the established target levels for credit quality and intends to maintain the level of its nonperforming and other criticized and classified assets inside established targets. First Liberty will continue to commit significant resources to the credit administration and credit review functions to facilitate continued adherence to credit policies and underwriting standards.

     Operating Efficiency -- First Liberty will strive to be a low cost provider of financial services by delivering its products and services in an "optimized" environment. Operating/staff functions will be conducted on a centralized basis while the business development functions will be decentralized to enhance customer service. These efforts will be focused to absorb excess capacity of existing resources, to promote profitable growth and to improve investment returns.

     Growth -- Without compromising the above objectives, First Liberty will strive to expand Liberty Bank's market share in its middle, south and coastal Georgia market areas through internal growth and selected acquisitions. First Liberty believes that acquisitions of thrifts or banks (or of their assets and deposits) in existing or contiguous markets represent a low-cost method of expanding Liberty Bank's market share, broadening its franchise and improving its operating efficiencies. See "Acquisitions," herein.

     Liberty Mortgage will expand market share for retail loan originations through Liberty Bank in middle, south and coastal Georgia market areas. Additionally, Liberty Mortgage will expand its market share for wholesale loan originations principally in the southeastern United States through correspondent relationships. NewSouth plans to expand in selected market areas in Georgia to include certain market areas of Liberty Bank.

     From time to time, the Company may publish forward-looking statements, such as the ones in the preceding paragraphs, relating to such matters as anticipated financial performance, business prospects, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but are not limited to the following.

        a. Deterioration in local economic conditions;

        b. Deterioration in national or global economic conditions;

        c. Significant changes in laws and regulations affecting the financial service industry; and

        d. Significant changes in local competition.

ACQUISITIONS

     In November 1996, the Company acquired by merger Middle Georgia Bank ("MGB"). MGB on the date of acquisition held the following approximate balances: loans of $67 million, cash and investments of $58 million, premises and equipment of $1 million and deposits of $117 million. This business combination has been accounted for utilizing the pooling-of-interests method of accounting. No intangible assets were recorded from the acquisition.

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

ISSUANCE AND REDEMPTION OF CONVERTIBLE PREFERRED STOCK

     In December 1994 and September 1995, in connection with the respective acquisitions of Tifton and CBC, the Company issued $7.6 million in Series B 6.00% Cumulative Convertible Preferred ("Series B") stock. The shares had a liquidation preference of $25.00 per share. Dividends on the Series B stock were cumulative at an annual rate of $1.50 per share and payable quarterly. Each share of the Series B stock was convertible at the option of the holder into
1.79 shares of common stock, at a conversion price of $14.00 per share of common stock, subject to adjustment in certain circumstances. The Company, at its option, could redeem the Series B stock at any time on or after January 1, 1997. On March 7, 1997, the Company redeemed 1,409 shares of Series B for $38,043, plus accrued and unpaid dividends. The remaining 301,171 shares of the Series B were converted in to 537,220 shares of the Company's common stock.

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

LENDING ACTIVITIES

  General

     Liberty Bank originates loans primarily in Macon, Savannah and the other Georgia cities in which its offices are located, and through loan production offices specializing in residential real estate construction lending located in metropolitan Atlanta. Even though Liberty Bank is permitted by the Office of Thrift Supervision ("OTS") to originate loans collateralized by real estate located anywhere in the United States, it concentrates its lending activities in the primary market areas in which it operates. Liberty Mortgage originates and operates through correspondent relationships to purchase real estate loans in Alabama,

Colorado, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Oklahoma, Tennessee, Texas and Virginia principally for sale into the secondary market.

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

                                                    MACON MSA    SAVANNAH MSA
                                                    ---------    ------------
Population (1994).................................   307,420        275,656
% Change (1990-1994)..............................      5.60%          6.90%
Households (1990).................................   106,478         94,940
% Change (1980-1990)..............................     15.30%         18.20%
Personal income (1993)
  % Earnings:
    Goods producing industries....................     23.60%         26.20%
    Service producing industries..................     49.50%         57.60%
    Government....................................     28.40%         17.80%
Unemployment rate (1993)..........................      5.80%          6.00%
Per capita personal income (1993).................  $ 17,886       $ 18,808

---------------
Source:  Selig Center for Economic Growth-The University of Georgia

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

  Residential Real Estate Loans

     First Liberty's principal lending operation traditionally has been the origination of residential permanent mortgage loans, and these loans continue to represent a significant part of First Liberty's lending activities. Both fixed rate and adjustable rate permanent loans on residential properties currently are originated either for sale in the secondary market or for the institution's loan portfolio. The determination of whether loans originated are available-for-sale or for portfolio is made at the time of borrower application. Some loans originated for sale may be sold into Liberty Bank's portfolio at the lower of cost or market. See "Loan Sales and Purchases" -- herein.

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

  Consumer Loans and Indirect Lending

     Federally chartered thrifts are authorized to make both secured and unsecured consumer loans for personal or household purposes in amounts up to 30% of the institution's total assets. At September 30, 1997, these types of consumer loans constituted 16% of Liberty Bank's total assets. In addition, these institutions have lending authority above the 30% limit for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and education loans.

     Through October 1997, Liberty Bank purchased consumer loans secured by new and used automobiles and recreational vehicles from approximately 100 select dealers in its banking markets on a non-recourse basis ("indirect loans"). At September 30, 1997, indirect loans constituted $172 million or 19% of the total loan portfolio, or approximately 56% of Liberty Bank's consumer loan portfolio. This compares to total indirect loans of $155 million or 19% of the total loan portfolio, or 63% of the consumer loan portfolio at September, 30, 1996.

     During October 1997, management made a decision to exit the indirect lending business. This decision was the result of a review of the historical and forecast prospects for indirect lending as a line of business. The indirect business has historically been characterized as having thin margins and whose consumers were generally transaction oriented and not relationship oriented. Additionally, the growing success of the asset-backed securities market continues to increase competitive pressure for indirect auto loan pricing, even during a period of declining consumer credit quality. As First Liberty grows, management must allocate capital and funding resources to lines of business which hold the highest prospects for long term profitability and which best fit the Company's business plan. Management believes First Liberty's community banking, mortgage banking (other than Atlanta retail) and consumer finance operations offer shareholders the highest potential for return on invested capital.

     Liberty Bank intends to continue prudent expansion of its consumer lending activities through its community banking operations, subject to market conditions, as part of its strategy to provide a full range of banking products and services to its customers.

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

     Liberty Bank is authorized by federal law to make secured and unsecured loans for business or agricultural purposes in amounts aggregating no more than 10% of its total assets. Additionally, some business loans secured by nonresidential real estate are subject to a separate limit, see "Commercial Real Estate" -- herein. Commercial business loans subject to the 10% limitation represented 6.6% of total assets.

  Loan Originations and Processing

     Liberty Mortgage actively solicits mortgage loan applications from existing customers, local real estate agents, builders, developers and others. Additionally, numerous loan applications are received as a result of media advertising, customer referrals and from walk-in customers at loan production offices.

     Liberty Bank has a structured loan approval process in which lending authority for various types and amounts of loans is delegated by the Board of Directors to loan officers on a basis commensurate with seniority and lending experience. Liberty Bank has a Senior Loan Committee which must approve loans in amounts above $750,000 and up to $4 million. Liberty Bank's Board of Directors regularly reviews and ratifies the actions of the Senior Loan Committee and must approve any loan relationship of $4 million or more.

  Loan Sales and Purchases

     Permanent first mortgage loans on residential properties are originated for sale to the secondary market and for investment. Liberty Mortgage originates and purchases loans on residential properties through correspondent relationships with lenders in Alabama, Arizona, Colorado, Florida, Georgia, Kentucky, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia. These correspondents provide in excess of one-half of Liberty Mortgage's total loan production. These correspondents are banks, savings institutions and mortgage bankers and brokers.

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

     While most loans in the portfolio are originated internally, conventional loans and loan participations secured by residential real estate located within and outside of the state of Georgia and mortgage-backed securities representing interests in pools of mortgage loans guaranteed by the Government National Mortgage Association ("GNMA"), the FNMA and the FHLMC are purchased by Liberty Bank. Liberty Bank will from time to time sell other loans and mortgage-backed securities which are available-for-sale when such investments become inconsistent with its business strategies. See "Investment
Activities" -- herein.

  Fee Income

     In addition to interest earned on loans, Liberty Bank and Liberty Mortgage receive loan fees for originating mortgage and non-mortgage loans and servicing fees for continuing to service loans (i.e., collecting principal and interest payments on behalf of investors) after selling such loans to the secondary market. Mortgage and loan fees generally are payable upon the closing of the loan in amounts ranging from 1% to 3% of the principal amount of the loan. Consumer and some commercial loan fees are based on a fixed rate per loan ranging from $55 to $100. Servicing fees are payable monthly by the loan purchaser in an amount equal to 1/4 to 1/2 of 1% per annum of the unpaid principal balance of each loan. As of September 30, 1997, Liberty Mortgage serviced loans for Liberty Bank and for others aggregating approximately $1.1 billion. Liberty Bank may also receive commitment fees in connection with certain commitments on multi-family commercial and development loans. Other loan fee income includes fees from late payment charges, prepayment premiums, loan assumption fees, renewal fees, property transfer fees and miscellaneous services related to its loans.

  Credit Risk Management and Allowance for Loan Losses

     Liberty Bank has a multi-faceted program designed to control and continually monitor the credit risks inherent in its loan portfolio. This begins with a structured loan approval process in which authority for various types and amounts of loans is delegated by the Board of Directors to loan officers on a basis commensurate with seniority and lending experience. See "Loan Originations and Processing" -- herein.

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

     Liberty Bank's policy requires an annual review of all borrowing relationships exceeding $100,000 in aggregate debt. A report of the results of these reviews on loans of $750,000 and greater are forwarded to the Board of Directors for their review. Delinquencies are monitored on all loans as a basis for potential inclusion in general valuation reserves or, ultimately, for potential charge-off. Loans which are delinquent 90 days (four payments) or longer generally are placed on nonaccrual status unless the collectibility of principal and accrued interest is assured beyond a reasonable doubt. In certain cases, loans less than 90 days (four payments) delinquent are placed on nonaccrual where uncertainty exists as to their collectibility. Real estate acquired through foreclosure is classified as sub-standard unless there is sufficient evidence to indicate such classification is not warranted. A portfolio of mortgage-backed securities are all guaranteed by either the GNMA, the FNMA, the FHLMC, or investment grade private issuers and are therefore not generally subject to any material risk of collateral loss. Similarly, the portfolio of investment securities is comprised of U.S. Government obligations of the Federal Home Loan Bank ("FHLB") of Atlanta and investment grade corporate debt securities.

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

     See Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Loan Loss Provision and Allowance for Loan Losses and Nonperforming Assets and Credit Risk" -- herein.

  Interest Rate Risk

     Interest rate risk is a measure of exposure to changes in net interest income or the theoretical market value of portfolio equity due to changes in market interest rates. The differential (known as "gap"), between interest rate sensitive assets and interest rate sensitive liabilities over a specified period of time represents a measure of sensitivity of net interest income to changes in interest rates. A positive gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative gap indicates an excess of rate sensitive liabilities over rate sensitive assets.

     Liberty Bank operates under an interest rate risk policy through an Asset Liability Management Committee ("ALCO"). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a cash flow simulation model which projects the impact of changes in interest rates on Liberty Bank's assets and liabilities. Additionally, the committee may set other interest rate risk objectives.

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

     Under the investment policy, assets held to meet Liberty Bank's liquidity requirement are classified as available-for-sale due to the reasonable possibility of liquidation prior to maturity. Additionally, all other securities have also been classified as available-for-sale based on management's determination that such assets may be liquidated prior to maturity. Liberty Mortgage classifies all loans originated as available-for-sale unless originated pursuant to a specific portfolio commitment to Liberty Bank. All other loans are considered held-for-investment unless specifically classified otherwise. As of September 30, 1997, $306 million or 26% of First Liberty's earning assets were classified as available-for-sale.

     At September 30, 1997, Liberty Bank's investment portfolio, consisted of government agency debt and equity securities of investment grade and Federal Home Loan Bank stock. Additionally, Liberty Bank holds investments in investment grade mortgage-backed securities. Liberty Bank does not invest in collateralized mortgage obligations considered "high risk" as defined by the Federal Financial Institutions Examination Council guidelines.

     See Note 4 of Notes to First Liberty's Consolidated Financial Statements contained in Item 8 -- "Financial Statements and Supplementary Data" -- herein.

SOURCES OF FUNDS

  General

     Savings accounts and other types of deposits are the major source of funds for lending and other investment purposes. In addition to deposits, Liberty Bank obtains funds from loan principal repayments, proceeds from sales of loans and loan participations, advances from the FHLB of Atlanta, and repurchase agreements. Loan repayments are a relatively stable source of funds while deposit inflows and outflows and sales of loans and investment securities are significantly influenced by prevailing interest rates and economic conditions. Borrowings may be used to compensate for reductions in normal sources of funds or to support expanded lending activities. Liberty Bank's unused borrowing capacity with the FHLB of Atlanta at September 30, 1997 was approximately $75 million in advance and warehouse lines of credit. Additionally, Liberty Bank had approximately $65 million in fed fund lines with correspondent banks.

  Deposits

     Liberty Bank offers a variety of types of deposit accounts and related services. Deposits are obtained primarily from the communities in which its offices are located.

     For further details as to the composition of Liberty Bank's savings portfolio, see Item 7 -- "Management's Discussions and Analysis of Results of Operations and Financial Condition" -- herein.

  Borrowings

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

     See Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition" -- herein. Also see Notes 10, 11, and 12, of Notes to First Liberty's Consolidated Financial Statements contained in Item
8 -- "Financial Statements and Supplementary Data" -- herein.

  Competition

     Based on total assets of approximately $1.3 billion at September 30, 1997, Liberty Bank is the largest savings institution headquartered in Georgia, as measured by total assets. Liberty Mortgage, with total permanent mortgage originations of approximately $305 million for the year ended September 30, 1997, ranked as one of the larger mortgage banking companies in terms of dollar volume in Georgia.

     Liberty Bank and Liberty Mortgage face substantial competition for deposits and loans throughout their market areas. Liberty Bank considers Macon, Savannah, and the other smaller Georgia cities in which its offices are located to be the primary market areas for attracting loans and deposits. Additionally, Liberty Mortgage offers mortgage loans in Alabama, Arizona, Florida, Georgia, Kentucky, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia through its wholesale loan origination operation. The most significant factors in competing for deposits are interest rates, the quality and range of financial services offered, convenience of office locations and office hours. Competition for deposits comes primarily from commercial banks, credit unions, money market funds and other investment alternatives.

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

  Employees

     At November 30, 1997, First Liberty had 525 full-time employees and 36 part-time employees. All officers and other personnel serving First Liberty are employed and compensated by Liberty Bank, Liberty Mortgage, or NewSouth. No employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

SUPERVISION AND REGULATION

  General

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

     Legislation previously is pending in Congress which could result in the conversion of all savings institution charters to bank charters and in the merger of the OTS into the Office of the Comptroller of the Currency, the federal agency which supervises national banks. It is presently not possible to determine the likelihood of enactment of such legislation or its effects upon Liberty Bank.

  Federal Savings and Loan Holding Company Regulation

     As the owner of all of the stock of Liberty Bank, First Liberty is a savings and loan holding company subject to regulation by the OTS under the Home Owners' Loan Act (the "HOLA"). As a unitary savings and loan holding company owning only one savings institution, First Liberty generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies; provided that Liberty Bank continues to qualify as a "qualified thrift lender." See "-- Regulation of Liberty Bank -- Qualified Thrift Lender Test" herein. In the event of any acquisition by First Liberty of another savings association subsidiary, except for a supervisory acquisition, First Liberty would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage.

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

     The effects of the DIFA on Liberty Bank are significant. The special assessment, which was paid to the FDIC on November 27, 1996, was $3.6 million, based upon Liberty Bank's SAIF-assessable deposits as of March 31, 1995. Since the FDIC's non-FICO deposit insurance assessments are presently at zero for well-capitalized institutions such as Liberty Bank, it will pay only the FICO premium beginning January 1, 1997. For the three-year period beginning that date, Liberty Bank's deposit insurance expense is expected to decrease by approximately $600,000 per year.

     Legislation has been introduced in Congress which provides for the elimination of all federal savings association charters. The effect of such legislative proposals would be to require all savings associations to convert to either a national bank or state bank charter by a specified date, with any related holding company required to become a bank holding company, subject to the limitations regarding permitted activities of the Bank Holding Company Act of 1956. In addition, other legislative proposals are pending, the effect of which would reform the Glass-Stegall Act as well as to effect regulatory relief for financial institutions. The likelihood of enactment of any such proposed legislation is unknown.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") allows bank holding companies to acquire existing banks across state lines, regardless of state statutes. Further, under the Interstate Banking Act, which was effective June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. The Interstate Banking Act also permits de novo branching to the extent that a particular state "opts into" the de novo branching provisions. The Interstate Banking Act generally prohibits an interstate acquisition (other than an initial entry into a state by a bank holding company), which would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank unless such 30% limitation is waived by the home state on a basis which does not discriminate against out of state institutions.

REGULATION OF LIBERTY BANK

  Community Reinvestment Act

     The Community Reinvestment Act of 1977 ("CRA") requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. In May 1995, the federal bank regulatory agencies published final amended regulations promulgated pursuant to the CRA. The final regulations eliminate the 12 assessment factors under the former regulation and replace them with performance tests. Institutions are no longer required to prepare CRA Statements or extensively document director participation, marketing efforts or the ascertainment of community credit needs. Under the final rule, an institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. Wholesale and limited purpose institutions will be examined under a community development test. All institutions have the option of being evaluated under a strategic plan formulated with community input and pre-approved by the applicable bank regulatory agency. While Liberty Bank has not been examined under the amended regulations, it will be examined as a large, retail-oriented institution.

     CRA regulations provide for certain disclosure obligations. In accordance with the CRA, each institution must post a CRA notice advising the public of the right to comment to the institution and its regulator on the institution's CRA performance and to review the CRA public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities, and any written comments from the public on its performance in meeting community credit needs. Large institutions also are required to collect certain data including the amount and location of, originated and purchased small business, small farm, community development, and home mortgage loans, and to report this data to their regulatory agencies.

     Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required under the CRA. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record. Liberty Bank received an "outstanding" rating on the most recent performance evaluation of its CRA efforts by the OTS.

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

  General

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

Additionally, during 1996 the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500,000 over the required minimum. During the quarter ended September 30, 1996, Liberty Bank increased its advances from the FHLB of Atlanta to avoid a forced redemption of its excess capital stock in the FHLB of Atlanta. Liberty Bank is in compliance with this requirement with an investment of $9.7 million in FHLB of Atlanta stock at September 30, 1997. See
Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition" -- herein.

  Advances from Federal Home Loan Bank

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

  Liquidity Requirements

     Federal regulations require a savings institution to maintain an average daily balance of liquid assets (which includes cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly-rated commercial paper, securities of certain mutual funds, balances maintained in a Federal Reserve Bank and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage, currently 5%, of its net withdrawable accounts plus short-term borrowings. These regulations also require each institution to maintain an average daily balance of short-term liquid assets at a specified minimum percentage, currently 1%, of the total of its net withdrawable accounts and borrowings payable in one year or less. Liberty Bank complied with its requirements at September 30, 1997. Effective November 24, 1997, the OTS lowered its liquidity requirement for savings institutions from 5% to 4%, and eliminated the requirement that institutions hold assets equal to 1% of the liquidity base in cash or short-term liquid assets.

  Insurance of Accounts

     Deposits at Liberty Bank are insured by the FDIC to a maximum of $100,000 for each insured depositor. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as "insured institutions"). Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance.

     The FDIC has the authority to suspend or terminate insurance of deposits upon the finding that the institution has engaged in unsafe or unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If insurance of accounts is terminated by the FDIC, deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination. The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions.

     As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which each premium assessed against Liberty Bank would generally depend upon the amount of Liberty Bank's deposits and the risk that it poses to the SAIF. The FDIC was further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25% of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the particular fund. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: well capitalized, adequately capitalized or under capitalized. Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. The rate assessed for insured deposits range from zero to $.27 per $100 of domestic deposits. Additionally, on May 20, 1997, the FDIC Board of Directors voted to collect on behalf of the FICO assessments sufficient to meet the funding requirements of the FICO for the remainder of 1997. The FICO rate on BIF- and SAIF-assessable deposits is $.0126 and $.063, respectively, per $100 on an annual basis. See "Recent Legislation" -- herein.

     In addition to the payment of deposit insurance premiums to the FDIC, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. In 1997, Liberty Bank paid $217,000 to the OTS for such assessments. Additionally, the OTS assesses fees for the processing of various applications.

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

     A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the restrictions imposed for noncompliance. If the institution converts to a bank charter, it will continue to pay SAIF insurance assessments and any applicable exit and entrance fees before converting to BIF insurance. If the institution does not convert to a bank charter, it must comply with the following additional restrictions on the operations of the institution: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution generally will not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. A savings institution that has not converted to a bank charter within three years after failing to qualify as a QTL may not retain any investment or engage in any activity not permitted for both a national bank and a savings institution and must also repay all FHLB System advances. Liberty Bank's qualified thrift investments as of September 30, 1997 were $796 million, or 67% of its portfolio assets at that date. Liberty Bank expects to remain in compliance with the QTL test.

  Capital Requirements

     Since 1989, OTS capital regulations have set capital standards applicable to all savings institutions, including a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The OTS also has established, pursuant to FDICIA, five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. At September 30, 1997, Liberty Bank was well capitalized. Failure to maintain that status could result in greater regulatory oversight or restrictions on Liberty Bank's activities.

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

     Most national banks are required to maintain a level of core capital of at least 100 to 200 basis points above the 3% minimum level. Because OTS capital standards for savings institutions may not be less stringent than capital standards established for national banks, savings institutions are required to maintain core capital levels at least as high as national banks.

     The OTS capital regulations require savings institutions to maintain a ratio of total capital to total risk-weighted assets of 8%. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital, which includes cumulative preferred stock, mandatory convertible securities, subordinated debt, and the allowance for loan and lease losses of up to 1.25% of total risk-weighted assets. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the item); (ii) the credit equivalent amount of each offbalance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets.

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

     The following table reflects Liberty Bank's compliance with its regulatory capital requirements at September 30, 1997 (dollars in thousands):

                                           ACTUAL              REQUIRED             EXCESS
                                      -----------------    ----------------    ----------------
                                       AMOUNT       %      AMOUNT       %      AMOUNT       %
                                      --------    -----    -------    -----    -------    -----
Core capital........................  $ 92,523     7.34    $37,833     3.00    $54,690     4.34
Tangible capital....................    91,178     7.24     18,896     1.50     72,282     5.74
Risk-based capital..................   102,944    11.21     73,452     8.00     29,492     3.21

  Capital Distributions

     Capital distributions also are regulated by the OTS. Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. An association is categorized as either a Tier 1, Tier 2, or Tier 3 association. A Tier 1 association is defined as an association that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS requirements. A Tier 2 association is an association that has, on a pro forma basis after the proposed distribution, capital equal to or in excess of its minimum capital requirement. A Tier 3 association is defined as an association that has current capital less than its minimum capital requirement.

     Liberty Bank currently is in compliance with the regulatory capital requirements and therefore is a Tier 1 association. A Tier 1 association is permitted to make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or
(ii) 75% of its net income over the most recent four-quarter period. Any distribution in excess of that amount requires prior OTS notice, with the opportunity for the OTS to object to the distribution. In addition, a savings association must provide the OTS with a 30-day advance written notice of all proposed capital distributions, whether or not advance approval is required by OTS regulations. Currently, Liberty Bank periodically notifies the OTS of the gross amount of dividends it intends to pay First Liberty as the sole stockholder of Liberty Bank. Liberty Bank's ability to pay dividends to First Liberty is subject to the financial performance of Liberty Bank which is dependent upon, among other things, economic conditions in the markets in which Liberty Bank operates, the success of Liberty Bank's lending activities, compliance by Liberty Bank with applicable regulations, investment performance and the ability to generate fee income.

  Federal Reserve System Requirements

     The FRB requires depository institutions to maintain noninterest-bearing reserves against their deposit transaction accounts, non-personal time deposits (transferrable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3% on all amounts from $4.4 million to $49.3 million of net transactions, plus 10% on the remainder. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Members of the FHLB System also are authorized to borrow from the FRB "discount window" subject to restrictions imposed by FRB regulations. However, Federal Reserve policy generally requires that a savings institution exhaust its FHLB resources before borrowing from the Federal Reserve.

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

  Consumer Protection and Other Laws and Regulations

     Liberty Bank, Liberty Mortgage and NewSouth are also subject to various laws and regulations dealing generally with consumer protection matters including without limitation the Equal Credit Opportunity Act and Regulation B, the Electronic Funds Transfer Act and Regulation E, the Truth in Lending Act and Regulation Z, the Truth in Savings Act and Regulation DD, the Expedited Funds Availability Act and Regulation CC, the Bank Secrecy Act and fair housing laws. Liberty Bank, Liberty Mortgage and NewSouth may be subject to potential liability for material violations of these laws and regulations.

  State Regulation

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

     State usury laws are applicable to federally insured institutions with regard to loans made within Georgia. Generally speaking, Georgia law does not establish ceilings on interest rates although certain specialized types of lending in which Liberty Bank and NewSouth engage, such as making loans of $3,000 or less, are subject to state interest rate limitations.

TAXATION

  Federal Taxation

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

     The Small Business Job Protection Act of 1996 repealed the reserve method of accounting for bad debts utilized by thrift institutions effective for taxable years beginning after December 31, 1996. The bad debt reserve for tax purposes that arose in tax years beginning before December 31, 1987 ("Base-Year Reserve") will generally not be recaptured while post-1987 bad debt tax reserves would be recaptured as taxable income ratably over a six-year period beginning with the tax year ended September 30, 1997, unless Liberty Bank meets a special residential loan requirement which will suspend the start of the recapture for two years. Substantially all of Liberty Bank's reserves are Base-Year Reserves. For the tax year ended September 30, 1997, Liberty Bank determined its tax bad debt deduction based on the specific charge-off method of accounting.

  State Taxation

     First Liberty's federal taxable income with certain adjustments is subject to the Georgia corporate income tax at a rate of 6 percent. The primary difference between taxable income for Georgia and federal income tax purposes is interest income on United States government obligations, which is not taxable for Georgia income tax purposes.

  Accounting for Income Taxes

     First Liberty adopted Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes" effective October 1, 1991. The two components of First Liberty's income tax provision are the current and deferred provisions.

     Current income tax provisions approximate taxes to be paid or refunded for the fiscal year. Balance sheet amounts of deferred taxes are recognized related to the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between fiscal years.

     Under SFAS No. 109, a deferred tax liability is not recognized with respect to thrift institutions for the Base-Year Reserve, unless it becomes apparent that this temporary difference will reverse in the foreseeable future. Future reversal of the Base-Year Reserve would occur if Liberty Bank ceases to be in the banking business. At September 30, 1997, First Liberty's Base-Year Reserve for which no deferred tax liability is recognized is approximately $12.0 million.

     Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

ITEM 2.  PROPERTIES

     First Liberty neither owns nor leases any real property, and uses the premises, equipment and furniture of Liberty Bank without payment of any rental fees to Liberty Bank. First Liberty's headquarters is located at 201 Second Street, Macon, Georgia, where it occupies space owned by Liberty Bank.

     At November 30, 1997 Liberty Bank operated 31 banking offices. All facilities are owned by Liberty Bank, with the exception of five supermarket branches in Savannah and three permanent branches in Milledgeville, Sylvania and Vidalia. The total net book value at September 30, 1997 of the offices owned by Liberty Bank on that date, including improvements, furniture, fixtures and equipment, was approximately $25 million. NewSouth leases their facilities consisting of seven operating offices and one administrative office. All significant data processing services for deposits, loan servicing, accounting and other operations of Liberty Bank currently are provided by an in-house data processing center. The investment in in-house data processing equipment has been included as equipment above. See Note 8 of the Notes to First Liberty's Financial Statements as contained in Item 8 -- "Financial Statements and Supplementary Data" -- herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     No matter was submitted by First Liberty to a vote of its stockholders during the fourth quarter of the fiscal year ended September 30, 1997.

ITEM 4.(A)  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information as of September 30, 1997, regarding the executive officers of First Liberty and other individuals having key policy making roles with respect to First Liberty.

DIRECTORS

     F. DON BRADFORD, 70, is the retired former owner of Macon Janitor Service in Macon, Georgia. He has served as a director of First Liberty since 1984 and as a director of Liberty Bank since 1966.

     RICHARD W. CARPENTER, 60, is President of Realmark Holding Corp. in Atlanta, Georgia. He has served as a director of First Liberty and as a director of Liberty Bank since 1984.

     C. LEE ELLIS, 46, is Executive Vice President, Investments, of Alfa Mutual Insurance Company in Montgomery, Alabama. Mr. Ellis has served as a director of First Liberty and Liberty Bank since 1986.

     ROBERT F. HATCHER, 56, joined Liberty Bank in 1988 as a director and as President of its Middle Georgia Region. He was elected President of Liberty Bank in 1989 and was elected Chief Executive Officer of Liberty Bank and President and Chief Executive Officer of First Liberty in 1990. He was previously Senior Vice President of Trust Company Bank of Middle Georgia in Macon, Georgia, where he had served for 27 years.

     MELVIN I. KRUGER, 68, is President of L. E. Schwartz & Son, Inc., a commercial roofing contractor in Macon, Georgia. He has served as a director of First Liberty since 1993 and as a director of Liberty Bank since 1995.

     THOMAS H. McCOOK, 58, is Vice President of Cherokee Culvert Company, Inc. in Macon, Georgia. Mr. McCook has served as a director of First Liberty since 1984, as a director of Liberty Bank since 1978 and as Chairman of the Boards of Directors of both entities since 1990.

     HAROLD W. PEAVY, JR., 61, is the retired founder and former president of Middle Georgia Bank in Byron, Georgia. Mr. Peavy has served as a director of First Liberty and Liberty Bank since November 1996.

     HERBERT M. PONDER, JR., 62, was the president of Bank South, Macon, in Macon, Georgia where he had served from 1985 until his retirement in 1993. Mr. Ponder has served as a director of First Liberty and Liberty Bank since March 1996.

     JO SLADE WILBANKS, 50, is Manager of the Central Region of Georgia Power Company. She has served as a director of First Liberty since 1994 and as a director of Liberty Bank since 1995.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     ROBERT W. AIKEN, 34, joined First Liberty in August 1996, and serves as President and Chief Executive Officer of NewSouth Financial Services, Inc. He previously was employed by Fleet Finance, Inc. for ten years.

     CHARLES G. DAVIS, 50, joined Liberty Bank in 1976, and serves as Executive Vice President in charge of operations. Before joining Liberty Bank, he was employed by American Broadcasting Company.

     LARRY D. FLOWERS, 47, joined Liberty Bank in 1993. He is Executive Vice President in charge of marketing and retail banking. He previously was employed by Citibank in various capacities.

     DAVID L. HALL, 38, joined First Liberty and Liberty Bank in 1985. He is Executive Vice President and Chief Financial Officer of both entities, having previously served as Senior Vice President and Controller. Before joining First Liberty, he was employed by Coopers & Lybrand, Certified Public Accountants, Atlanta, Georgia.

     RICHARD A. HILLS, JR., 57, serves as Executive Vice President and General Counsel of First Liberty, and as Senior Vice President and General Counsel of Liberty Bank and Liberty Mortgage. He also serves as Secretary of First Liberty, Liberty Bank and Liberty Mortgage. Prior to joining First Liberty in 1987, he was a partner in the law firm of Aiken & Ward, Atlanta, Georgia.

     MARIAN M. MACKLE, 42, joined Liberty Bank in 1995 and serves as Senior Vice President in charge of risk management. She previously was Executive Vice President of Nova Financial Corporation.

     GEORGE A. MOLLOY, 49, joined Liberty Mortgage in 1995 and serves as its President and Chief Executive Officer. He previously was President of S B & T Mortgage in Atlanta.

     LEE B. MURPHEY 53, joined Liberty Bank in June 1991 as Executive Vice President and Chief Credit Officer. He previously was Senior Vice President of Trust Company Bank of Middle Georgia in Macon, Georgia, where he had served for 21 years.

     J. LARRY WALLACE, 46, joined Liberty Bank in 1983. He is Executive Vice President in charge of residential construction lending and the disposition of foreclosed properties. Before joining Liberty Bank he was employed by Cameron Brown Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed and traded on The Nasdaq Stock Market under the symbol "FLFC." The following table sets forth the high and low last sale prices per share of the Common Stock as reported on The Nasdaq Stock Market, and the dividends paid per share of Common Stock for the periods indicated.

                                                              LAST SALE PRICES
                                                                 PER SHARE
                     FISCAL YEAR ENDED                        ----------------      DIVIDENDS
                       SEPTEMBER 30,                           HIGH      LOW      PAID PER SHARE
                     -----------------                        ------    ------    --------------
1997
  First Quarter.............................................  $21.50    $16.25         $.10
  Second Quarter............................................   22.50     18.25          .10
  Third Quarter.............................................   22.75     21.00          .10
  Fourth Quarter............................................   25.00     21.50          .10
1996
  First Quarter.............................................  $15.00    $13.17         $.07
  Second Quarter............................................   15.00     14.00          .07
  Third Quarter.............................................   15.17     13.50          .07
  Fourth Quarter............................................   17.17     13.67          .08

     On December 15, 1997, the last sale price of the Common Stock, as reported on The Nasdaq Stock Market was $30.00. On December 15, 1997, there were 7,748,487 shares of Common Stock outstanding and approximately 980 record holders of the Common Stock.

     For discussion on dividend restrictions see Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Liquidity and Capital Resources" -- herein.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for First Liberty for each year of the five-year period ended September 30, 1997 are set forth below (in thousands, except per share data).

                                                                SEPTEMBER 30,
                                          ----------------------------------------------------------
                                           1997(1)      1996(1)      1995(1)     1994(1)    1993(1)
                                          ----------   ----------   ----------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Interest income.........................  $   96,847   $   84,319   $   70,341   $ 55,414   $ 57,226
Interest expense........................      52,843       46,050       37,779     28,819     32,321
                                          ----------   ----------   ----------   --------   --------
Net interest income.....................      44,004       38,269       32,562     26,595     24,905
Provision for loan losses...............       6,317        3,106        2,365      2,187      2,565
                                          ----------   ----------   ----------   --------   --------
Net interest income after provision for
  loan losses...........................      37,687       35,163       30,197     24,408     22,340
Noninterest income, excluding gains and
  losses on asset sales.................      10,260        8,780        7,755      7,684      6,108
Gain (loss) on sale of loans and
  securities............................       1,874        1,754         (237)       403      1,298
Gain on sale of servicing rights........       1,397          790        2,353      3,367      3,321
Noninterest expense.....................      34,319       33,193       27,128     25,524     24,614
                                          ----------   ----------   ----------   --------   --------
Income before income taxes, accounting
  change and extraordinary items........      16,899       13,294       12,940     10,338      8,453
Income taxes............................       5,189        4,374        3,595      3,138      2,897
                                          ----------   ----------   ----------   --------   --------
Income before accounting change and
  extraordinary items...................      11,710        8,920        9,345      7,200      5,556
Accounting change(2)....................          --           --           --         --        154
Extraordinary items(3)..................      (2,811)          --           --         --       (521)
                                          ----------   ----------   ----------   --------   --------
Net income..............................       8,899        8,920        9,345      7,200      5,189
Dividends on preferred stock............         113          454          864        891        557
                                          ----------   ----------   ----------   --------   --------
Net income applicable to common
  stockholders..........................  $    8,786   $    8,466   $    8,481   $  6,309   $  4,632
                                          ==========   ==========   ==========   ========   ========
PER COMMON SHARE DATA:
Income before accounting change and
  extraordinary items(4)................  $     1.50   $     1.16   $     1.27   $   1.01   $    .86
Accounting change(4)....................          --           --           --         --        .02
Extraordinary items(4)..................        (.36)          --           --         --       (.08)
                                          ----------   ----------   ----------   --------   --------
Net income(4)...........................  $     1.14   $     1.16   $     1.27   $   1.01   $    .80
                                          ==========   ==========   ==========   ========   ========
Book value..............................  $    12.15   $    11.09   $    10.38   $   9.48   $   8.93
Tangible book value.....................       10.97         9.66         8.76       8.85       8.23
Dividends paid..........................         .40          .29          .26        .20        .03
Dividend payout ratio(4)................       35.09%       25.00%       20.47%     19.80%      3.75%
Average number of shares
  outstanding(4)........................       7,823        7,713        7,348      7,115      6,571
CORE INCOME DATA:(5)
Income before accounting change and
  extraordinary items...................  $   11,710   $    8,920   $    9,345   $  7,200   $  5,556
MGB related expenses....................         312           --           --         --         --
Discontinued business lines.............       1,708           --           --         --         --
SAIF assessment.........................          --        2,341           --         --         --
                                          ----------   ----------   ----------   --------   --------
Core income.............................  $   13,730   $   11,261   $    9,345   $  7,200   $  5,556
                                          ==========   ==========   ==========   ========   ========

                                                                SEPTEMBER 30,
                                          ----------------------------------------------------------
                                           1997(1)      1996(1)      1995(1)     1994(1)    1993(1)
                                          ----------   ----------   ----------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
EARNINGS PER SHARE:(4)(5)
Income before accounting change and
  extraordinary items...................  $     1.50   $     1.16   $     1.27   $   1.01   $    .86
MGB related expenses....................         .04           --           --         --         --
Discontinued business lines.............         .21           --           --         --         --
SAIF assessment.........................          --          .30           --         --         --
                                          ----------   ----------   ----------   --------   --------
Core income.............................  $     1.75   $     1.46   $     1.27   $   1.01   $    .86
                                          ==========   ==========   ==========   ========   ========
Core return on average:
  Assets................................        1.12%        1.05%        1.03%       .90%       .71%
  Equity................................       14.86        13.23        13.14      11.47      10.30
BALANCE SHEET DATA:
  Total assets..........................  $1,269,137   $1,180,467   $1,029,693   $792,159   $815,050
  Earning assets........................   1,169,743    1,079,630      941,266    723,863    730,104
  Loans(6)..............................     864,044      786,729      686,515    546,207    520,990
  Nonperforming assets (excluding
     troubled debt restructurings)......       9,199        9,654        9,359     17,133     21,998
  Loans and securities
     available-for-sale(7)..............     336,896      332,916      283,286    197,949    224,162
  Deposits..............................     945,322      858,784      819,860    652,269    626,127
  Long-term borrowings..................     102,188       32,366       20,501     29,319     49,560
  Stockholders' equity..................      93,914       86,457       80,048     64,167     61,082
PERFORMANCE RATIOS:
  Return on average assets..............         .72%         .83%        1.03%       .90%       .66%
  Return on average equity..............        9.63        10.48        13.14      11.47       9.62
  Interest rate spread..................        3.88         3.95         3.89       3.61       3.53
  Net interest margin(8)................        3.90         3.95         3.94       3.69       3.57
  Efficiency(9).........................       57.32        59.10        62.59      64.15      65.72
  Ratio of earnings to fixed
     charges(10):
     Excluding interest on deposits.....        2.25x        2.49x        2.97x      2.94x      2.14x
     Including interest on deposits.....        1.32x        1.29x        1.34x      1.36x      1.26x
ASSET QUALITY RATIOS:
  Allowance for loan losses to period
     end loans(6,11)....................        1.36%        1.30%        1.38%      1.27%      1.37%
  Allowance for loan losses to period
     end nonperforming loans............      226.03       184.85       219.75     119.04      99.72
  Nonperforming assets to period end
     loans and repossessed
     assets(6,11).......................        1.05         1.21         1.33       3.04       4.05
  Nonperforming assets to period end
     total assets.......................         .72          .82          .91       2.16       2.70
  Net charge-offs to average loans......         .56          .31          .11        .42        .63
CAPITAL AND LIQUIDITY:
  Tangible capital to total adjusted
     assets(12).........................        7.24%        6.08%        5.98%      6.46%      5.66%
  Core capital to total adjusted
     assets(12).........................        7.34         6.21         6.17       6.73       5.88
  Core capital to risk-based
     assets(12).........................       10.08         8.65         8.70       9.49       8.08
  Risk-based capital to risk-based
     assets(12).........................       11.21        11.35        11.80      12.99      11.41
  Average equity to average assets......        7.50         7.93         7.84       7.86       6.87
  Loans to deposits(6)..................       91.40        91.61        83.74      83.74      83.21

---------------
 (1) During 1997 the Company acquired by merger MGB. This business combination was accounted for utilizing the pooling-of-interests method of accounting, and accordingly, all financial information prior to the merger has been retroactively restated. During 1995 and 1993, the Company completed acquisitions of financial institutions with assets of approximately $107 million and $48 million, respectively. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" -- herein. Also see Note 3 of Notes to First Liberty's Consolidated Financial statements contained in Item 8 -- "Financial Statements and Supplementary
     Data" -- herein.
 (2) Adoption of SFAS No. 109, "Accounting for Income Taxes".
 (3) Loss on extinguishment of debt, net of income tax benefits of $1.5 million in 1997 and $269,000 in 1993.
 (4) Fully diluted.
 (5) Core income represents income exclusive of after tax expenses related to the MGB pooling and charges associated with discontinued business lines recorded in 1997 and a one time SAIF assessment recorded in 1996.
 (6) Excludes loans available-for-sale.
 (7) Includes loans and securities available-for-sale, fed funds sold, repurchase agreements and cash and cash equivalents.
 (8) Net interest income divided by average earning assets.
 (9) Computed by dividing noninterest expense excluding provisions for real estate losses and nonrecurring items by the sum of net interest income before provisions for loan losses and noninterest income excluding nonrecurring items. Excludes the MGB pooling expenses and discontinued business lines charges in 1997 and the one time SAIF assessment recorded in 1996.
(10) The ratio of earnings to fixed charges has been determined by dividing (a) income before taxes and fixed charges by (b) total fixed charges. Fixed charges consist of interest expense (both excluding and including interest on deposits) and amortization of debt expense. No portion of rental expense could be demonstrated to be representative of the interest factor, and therefore none is included in fixed charges.
(11) Loans before allowance for losses.
(12) Includes only capital held by Liberty Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BACKGROUND

     First Liberty Financial Corp.'s ("First Liberty") financial results of operations continued favorable trends during fiscal 1997. The positive trends reflect the results of an ongoing plan which focuses on (1) maintaining a low level of interest rate risk, (2) improving operating efficiency, (3) reductions in the levels of nonperforming and classified assets, (4) maintaining a strong regulatory capital position and (5) continued growth.

     In February 1993, First Liberty issued 460,000 shares of Series A 7.75% Cumulative Convertible Preferred ("Series A") stock. These shares had a liquidation preference of $25 per share. Dividends on the Series A stock were cumulative at an annual rate of $1.9375 per share and were payable quarterly. In July 1995 the Company redeemed 2,537 shares of Series A for $66,879 plus accrued and unpaid dividends. The remaining 457,463 shares of the Series A were converted into 1,372,389 shares of the Company's common stock at a conversion price of $8.33 per share of common stock.

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

     On November 15, 1996, the Company acquired by merger Middle Georgia Bank ("MGB"). MGB on the date of acquisition held the following approximate balances: loans of $67 million, cash and investments of $58 million, premises and equipment of $1 million and deposits of $117 million. This business combination was accounted for utilizing the pooling-of-interests method of accounting. Accordingly, all financial information has been retroactively restated to reflect the MGB acquisition.

     In December 1994 and September 1995, in connection with the respective acquisitions of Tifton and CBC, the Company issued $7.6 million in Series B 6.00% Cumulative Convertible Preferred ("Series B") stock. The shares had a liquidation preference of $25.00 per share. Dividends on the Series B were cumulative at an annual rate of $1.50 per share and payable quarterly. In March 1997, the Company redeemed 1,409 shares of its Series B stock for $38,043 plus accrued and unpaid dividends. The remaining 301,171 shares of the Series B were converted into 537,220 shares of the Company's common stock at a conversion price of $14.00 per share, or 1.79 shares of common stock.

     In August 1996, First Liberty announced a three-for-two stock split. The split was effective October 1, 1996 and paid in the form of a stock dividend.

     In September 1996, First Liberty issued a redemption notice for the Company's 8.25% convertible debentures. As of September 30, 1996 $62,000 plus accrued interest was paid to holders on the redemption date of October 7, 1996. The remaining holders elected to convert into common stock at the conversion price of $10.89 per share.

     In October 1996, First Liberty commenced operations at NewSouth Financial Services, Inc. ("NewSouth"), a consumer finance subsidiary. NewSouth provides consumer finance services in select communities throughout Georgia.

     During August 1997, Liberty Bank redeemed $16.5 million of its 11% and
8 1/4% debentures due August 1, 2004. As a result of the redemption an extraordinary charge of $2.8 million (net of related income taxes) was recorded. The redemption is expected to increase future net interest income by approximately $1.1 million annually.

NET INCOME

     First Liberty's core income was $13.7 million compared to $11.3 million a year earlier. Core income per fully diluted share increased 20% to $1.75 for fiscal 1997 from $1.46 per share for fiscal 1996. During 1997 and 1996, several events occurred which resulted in non-recurring charges which have been excluded from core operating results. During 1997, the following non-recurring charges were excluded from core operating results:

     - merger related expenses of approximately $312,000 (or $.04 per fully diluted share) after-tax incurred in the first fiscal quarter associated with the MGB merger;

     - an extraordinary charge of $2.8 million (or $.36 per fully diluted share) after-tax reflecting the loss on the redemption of subordinated debt;

     - costs relating to discontinued business lines in Liberty Mortgage Corporation's ("Liberty Mortgage") retail mortgage offices in Atlanta and First Liberty Bank's ("Liberty Bank") auto dealer indirect lending operations of $1.7 million (or $.21 per fully diluted share) after-tax. This included $1.3 million after-tax in additional loan loss provisions and $400,000 after-tax in other costs (including severance expenses) of discontinued business lines.

     Core earnings represent earnings exclusive of a one-time Federal Deposit Insurance Corporation ("FDIC") assessment of $3.6 million ($2.3 million net of tax) to recapitalize the Savings Association Insurance Fund ("SAIF"), recorded September 30, 1996 pursuant to a law enacted on that date.

     First Liberty's net income for the year ended September 30, 1997 was $8.9 million compared to $8.9 million for the year ended September 30, 1996 and $9.3 million for the year ended September 30, 1995. First

Liberty's income before income taxes and extraordinary item was $16.9 million for the year ended September 30, 1997 compared to $13.3 million in 1996 and $12.9 million in 1995.

     For the year ended September 30, 1997, Liberty Bank (excluding contributions of Liberty Mortgage) contributed $19.1 million of core income before taxes, compared to $14.4 million in 1996 and $10.9 million in 1995. These amounts represent 95%, 85% and 84% of First Liberty's core income before income taxes for 1997, 1996 and 1995, respectively. These trends are indicative of (i) improved margins, which resulted in increased net interest income, and reductions in nonperforming assets, (ii) improved internal operating efficiency,
(iii) internal growth, and (iv) the contributions of acquisitions.

     For the year ended September 30, 1997, Liberty Mortgage contributed $1.4 million of income before income taxes, compared to $2.5 million in 1996 and $2.0 million in 1995. These amounts represent 7%, 15% and 15% of First Liberty's core income before income taxes for 1997, 1996 and 1995, respectively.

     Included in Liberty Mortgage's income before income taxes are net gains on sale of loans, securities and loan servicing rights of approximately $3.2 million, $2.6 million and $2.0 million for the fiscal years ended September 30, 1997, 1996, and 1995, respectively.

     During 1997, NewSouth commenced operations and did not significantly affect 1997 operating results, but is expected to significantly affect 1998 operating results.

NET INTEREST INCOME

     Net interest income increased by $5.7 million or 15% during fiscal 1997 as compared to 1996 due to growth in earning assets. Net interest income increased by $5.7 million or 18% during fiscal 1996 as compared to 1995 also due to growth in earning assets.

     SUMMARY OF AVERAGE ASSETS AND LIABILITIES (FOR THE FISCAL YEAR ENDED)

     The following table reflects the average balances, the actual interest income or expense and the average yields and costs of funds of First Liberty's interest-earning assets and interest-bearing liabilities (dollars in thousands).

                                                             1997                                  1996                      1995
                                               ---------------------------------     ---------------------------------     --------
                                                AVERAGE                   RATE/       AVERAGE                   RATE/      AVERAGE
                                                BALANCE      INTEREST     YIELD       BALANCE      INTEREST     YIELD      BALANCE
                                               ----------    ---------    ------     ----------    ---------    ------     --------
Loan(1)....................................    $  851,728     $79,125      9.29%     $  751,322     $68,860      9.17%     $618,294
Mortgage-backed securities.................       201,999      13,260      6.56%        154,007      11,165      7.25%      142,025
Investments................................        74,553       4,462      5.99%         62,401       4,294      6.88%       66,700
                                               ----------     -------                ----------     -------                --------
  Total interest-earning assets............     1,128,280     $96,847      8.58%        967,730     $84,319      8.71%      827,019
                                                              =======                               =======
Other assets...............................       102,680                               105,440                              78,527
                                               ----------                            ----------                            --------
    Total assets...........................    $1,230,960                            $1,073,170                            $905,546
                                               ==========                            ==========                            ========
Savings deposits...........................    $   52,587     $ 1,344      2.56%     $   58,102     $ 1,637      2.82%     $ 56,915
Time deposits..............................       564,011      31,994      5.67%        499,670      29,214      5.85%      449,364
Other deposits.............................       283,267       5,983      2.11%        274,973       6,258      2.28%      228,693
Short-term borrowings......................       118,485       6,548      5.53%        106,239       6,118      5.76%       58,746
Long-term borrowings(2)....................       104,311       6,974      6.69%         27,345       2,823     10.32%       25,206
                                               ----------     -------                ----------     -------                --------
  Total interest-bearing liabilities.......     1,122,661     $52,843      4.71%        966,329     $46,050      4.77%      818,924
                                                              =======                               =======
Other liabilities..........................        15,921                                21,710                              14,867
Equity.....................................        92,378                                85,131                              71,755
                                               ----------                            ----------                            --------
    Total liabilities and equity...........    $1,230,960                            $1,073,170                            $905,546
                                               ==========                            ==========                            ========
Interest rate spread.......................                                3.88%                                 3.95%
                                                                           ====                                 =====
Net interest margin........................                                3.90%                                 3.95%
                                                                           ====                                 =====

                                                    1995
                                             -------------------
                                                          RATE/
                                             INTEREST     YIELD
                                             ---------    ------
Loan(1)....................................   $56,489      9.14%
Mortgage-backed securities.................     9,602      6.76%
Investments................................     4,250      6.37%
                                              -------
  Total interest-earning assets............   $70,341      8.51%
                                              =======
Other assets...............................

    Total assets...........................

Savings deposits...........................   $ 1,716      3.02%
Time deposits..............................    24,133      5.37%
Other deposits.............................     5,352      2.34%
Short-term borrowings......................     3,797      6.46%
Long-term borrowings(2)....................     2,781     11.03%
                                              -------
  Total interest-bearing liabilities.......   $37,779      4.61%
                                              =======
Other liabilities..........................
Equity.....................................

    Total liabilities and equity...........

Interest rate spread.......................                3.89%
                                                          =====
Net interest margin........................                3.94%
                                                          =====

---------------

(1) Includes nonperforming loans.
(2) Includes subordinated debt.

RATE/VOLUME ANALYSIS

     The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected First Liberty's interest income and expense during the periods indicated. For each category, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate), (2) changes in rate (changes in rate multiplied by old volume), and (3) changes in rate/volume (changes in rate multiplied by change in volume) (dollars in thousands).

                                                                          YEARS ENDED SEPTEMBER 30,
                                             ------------------------------------------------------------------------------------
                                                           1997 VS 1996                                 1996 VS 1995
                                                       INCREASE/(DECREASE)                          INCREASE/(DECREASE)
                                             ----------------------------------------      --------------------------------------
                                                                   DUE TO                                       DUE TO
                                             DUE TO     DUE TO      RATE/                  DUE TO    DUE TO     RATE/
                                              RATE      VOLUME     VOLUME      TOTAL        RATE     VOLUME     VOLUME     TOTAL
                                             -------    -------    -------    -------      ------    -------    ------    -------
Changes in:
Interest income:
  Loans(1)...............................    $   937    $ 9,203    $   125    $10,265      $  179    $12,154    $  38     $12,371
  Mortgage-backed securities.............     (1,055)     3,479       (329)     2,095         694        810       59       1,563
  Investments............................       (559)       836       (109)       168         340       (274)     (22)         44
                                             -------    -------    -------    -------      ------    -------    -----     -------
Total interest income....................       (677)    13,518       (313)    12,528       1,213     12,690       75      13,978
                                             -------    -------    -------    -------      ------    -------    -----     -------
Interest expense:
  Savings deposits.......................       (152)      (155)        14       (293)       (113)        36       (2)        (79)
  Time deposits..........................       (870)     3,762       (112)     2,780       2,140      2,702      239       5,081
  Other deposits.........................       (450)       189        (14)      (275)       (147)     1,083      (30)        906
  Short-term borrowings..................       (247)       705        (28)       430        (414)     3,070     (335)      2,321
  Long-term borrowings(2)................       (995)     7,946     (2,800)     4,151        (179)       236      (15)         42
                                             -------    -------    -------    -------      ------    -------    -----     -------
Total interest expense...................     (2,714)    12,447     (2,940)     6,793       1,287      7,127     (143)      8,271
                                             -------    -------    -------    -------      ------    -------    -----     -------
Net interest income......................    $ 2,037    $ 1,071    $ 2,627    $ 5,735      $  (74)   $ 5,563    $ 218     $ 5,707
                                             =======    =======    =======    =======      ======    =======    =====     =======

---------------
(1) Includes nonperforming loans.

(2) Includes subordinated debt.

INTEREST RATE RISK

     Interest rate risk is a measure of exposure to changes in net interest income and theoretical market value of net assets due to changes in market interest rates. The differential (known as "gap"), is the difference between interest-earning assets and interest-bearing liabilities over a specified period of time and represents a measure of sensitivity of net interest income to changes in interest rates. A positive gap indicates an excess of interest-earning assets over interest-bearing liabilities, while a negative gap indicates an excess of interest-bearing liabilities over interest-earning assets. Gap analysis does not consider the effects of the velocity of interest rate changes, competitive factors or consumer preferences, and as such may not be a reliable indicator of interest rate risk. First Liberty's interest rate risk will generally be more positive or asset sensitive than depicted through gap analysis.

     In addition to gap analysis, management also employs a cash flow simulation model to estimate changes in net interest income and theoretical market values under various interest rate scenarios. The cash flow simulation model considers the impact of principal amortization, estimated prepayments and the velocity of interest rate changes and can be used to model the effects of competitive factors and consumer preferences. As such, the cash flow simulation will generally provide a better indication of interest rate risk.

     First Liberty measures interest rate risk from several sources including repricing risk, option risk, basis risk and liquidity risk. However, the two principal measures used to monitor risk are the volatility of net interest income and the interest sensitivity of assets and liabilities.

     The interest sensitivity of financial instruments measures how quickly each instrument reprices or matures. A balance sheet which has a relatively short effective life generally has less interest rate risk. Management considers assets and liabilities which mature or reprice within one year to be interest rate sensitive. As of September 30, 1997, $693 million or 59% of interest earning assets were interest sensitive and $737 million or 69% of interest bearing liabilities were interest sensitive. A year earlier, 51% of interest earning assets and 59% of interest bearing liabilities were interest sensitive, before restatement for MGB pooling.

     The volatility of net interest income reflects how the interest rate characteristics of financial instruments will work together in various interest rate environments over a fairly short period (generally one to two years). To evaluate risk of net interest income volatility, management must not only assess current financial attributes, but also forecast future business activity, consumer behavior and future economic trends. During 1997, interest rates were generally stable except for a Federal Reserve tightening by increasing the targeted fed funds rate from 5.25% to 5.50% in March 1997 which was promptly followed by an increase in the prime lending rate. Despite First Liberty's asset sensitivity (which indicates a bias toward rising rates), the interest rate spread remained relatively stable as the slight benefit from interest rates was offset by a slight compression in earning asset yields and funding rates.

     Loan demand remained robust during 1997 requiring the acquisition of deposits from wholesale sources to supplement retail deposit growth. Wholesale deposits are generally less labor intensive than retail deposits but may carry a higher interest rate. Management uses such funding sources when they represent the lowest "all-in" cost of funds. Wholesale deposits represent 13% of total deposits at September 30, 1997.

     Management measures the risk of net interest income volatility by the percentage exposure of forecasted net interest income under stable rates to various rate scenarios. During 1995, management initiated a plan to reduce the level of bias toward rising interest rates. During 1997, management completed this plan. As of September 30, 1997, management estimates that First Liberty is slightly more at risk to declining interest rate environments than rising interest rate environments reflecting a slightly asset sensitive position, but the relative level of risk was essentially neutral.

INTEREST RATE SENSITIVITY SHORT TERM ANALYSIS

     The following table summarizes the repricing of First Liberty's interest-earning assets and interest-bearing liabilities at September 30, 1997. The information presented may not be indicative of actual future trends of net interest income in rising or declining interest rate environments (dollars in thousands).

                                      LESS                                                       6
                                      THAN        1 MONTH        2 MONTHS       3 MONTHS      MONTHS       1 YEAR
                                       1            TO 2           TO 3           TO 6         TO 1         TO 2         OVER
                                     MONTH         MONTHS         MONTHS         MONTHS        YEAR         YEARS      2 YEARS
                                   ----------   ------------   ------------   ------------   ---------   -----------   --------
Interest-earning assets:
Loans(1)(2)......................   $297,942      $30,770        $22,860        $ 69,035     $143,662     $134,982     $206,256
Securities.......................     42,682        5,723          5,888          26,094       27,869       38,382      109,264
Fed funds sold and repurchase
  agreements.....................     20,237           --             --              --           --           --           --
                                    --------      -------        -------        --------     --------     --------     --------
Total financial assets...........   $360,861      $36,493        $28,748        $ 95,129     $171,531     $173,364     $315,520
                                    ========      =======        =======        ========     ========     ========     ========
Interest-bearing liabilities:
Deposits:
  Savings(3).....................   $    487      $   487        $   487        $  1,461     $  2,924     $  5,846     $ 37,623
  Money Market...................     74,984          571            588              --           --           --           --
  Interest-bearing deposits(3)...      5,352          953            953           2,859        5,722       11,442       71,535
  Time...........................     50,258       36,382         33,692         124,809      189,297      146,469       47,257
                                    --------      -------        -------        --------     --------     --------     --------
    Total interest-bearing
      deposits...................    131,081       38,393         35,720         129,129      197,943      163,757      156,415
Other borrowings.................    201,165        1,033          1,033           1,033           --        8,000        2,188
                                    --------      -------        -------        --------     --------     --------     --------
Total financial liabilities......   $332,246      $39,426        $36,753        $130,162     $197,943     $171,757     $158,603
                                    ========      =======        =======        ========     ========     ========     ========
Current period gap...............   $ 28,615      $(2,933)       $(8,005)       $(35,033)    $(26,412)    $  1,607     $156,917
Cumulative gap...................   $ 28,615      $25,682        $17,677        $(17,356)    $(43,768)    $(42,161)    $114,756
Cumulative gap as a % of total
  assets.........................        2.3%         2.0%           1.4%           -1.4%        -3.4%        -3.3%         9.0%


                                     TOTAL
                                   ----------
Interest-earning assets:
Loans(1)(2)......................  $  905,507
Securities.......................     255,902
Fed funds sold and repurchase
  agreements.....................      20,237
                                   ----------
Total financial assets...........  $1,181,646
                                   ==========
Interest-bearing liabilities:
Deposits:
  Savings(3).....................  $   49,315
  Money Market...................      76,143
  Interest-bearing deposits(3)...      98,816
  Time...........................     628,164
                                   ----------
    Total interest-bearing
      deposits...................     852,438
Other borrowings.................     214,452
                                   ----------
Total financial liabilities......  $1,066,890
                                   ==========
Current period gap...............  $  114,756
Cumulative gap...................
Cumulative gap as a % of total
  assets.........................

---------------
(1) The portfolio of loans available-for-sale are included in the less than three months repricing periods as all these assets are assigned to optional or mandatory commitments to sell.

(2) The repricing of loans does not include amounts attributable to the amortization and estimated repayment of principal.

(3) The estimated repricing of savings and interest-bearing checking accounts was based on the Office of Thrift Supervision decay rates.

LOAN LOSS PROVISION AND ALLOWANCE FOR LOAN LOSSES

     During fiscal 1997, the provision for estimated losses on loans was $6.3 million compared to $3.1 million during 1996 and $2.4 million during 1995. During 1997, total loans held-for-investment increased by 10% while nonperforming loans decreased by 6%. During 1997, the level of consumer bankruptcies and consumer charge-offs increased. During fiscal 1997, net charge-offs were $4.8 million or .56% of total loans compared to $2.3 million or
 .31% of total loans in fiscal 1996. Substantially all of the increase in net charge-offs related to consumer loans. Net charge-offs on consumer bankruptcies were $1.2 million or 25% of net charge-offs for 1997. Net charge-offs on indirect auto loans were $1.7 million in 1997 or 36% of net charge-offs. Excluding consumer loans in bankruptcy and indirect auto loans, the net charge-offs would have been $1.9 million or .22% of average loans for 1997. This trend experienced by First Liberty is believed to be indicative of trends in most financial institutions.

     Considering the growth in loans and the overall trends in the level of credit risk, the provision for estimated losses on loans increased $3.2 million in 1997 (inclusive of $2.0 million in non-core charges) as compared to 1996. As the concentration of indirect auto loans decreases, the level of consumer bankruptcies and consumer loans charge-offs should also decline. However, management estimates the core provision in

1997 to be reflective of recurring portfolio risk and would anticipate that the level of future loan loss provisions would continue to increase consistent with the level of loan growth.

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

                                                           SEPTEMBER 30,
                             --------------------------------------------------------------------------
                                1997(1)         1996(1)        1995(1)        1994(1)        1993(1)
                             -------------   -------------   ------------   ------------   ------------
                               AMT      %      AMT      %     AMT      %     AMT      %     AMT      %
                             -------   ---   -------   ---   ------   ---   ------   ---   ------   ---
First mortgage:
  Residential..............  $   292    16   $   926    20   $1,032    25   $  784    26   $  813    25
  Commercial(2)............      540     8       817    11    1,083    13    1,667    19    1,325    22
  Residential
     construction..........      377    11       305    12      402    11      209    11      157     9
  Commercial business......    2,955    30     2,536    26    1,913    21    1,411    14    1,743    12
  Consumer(3)..............    5,688    35     3,999    31    3,039    30    1,670    30    1,604    32
  Unallocated..............    2,051    --     1,767    --    2,165    --    1,310    --    1,606    --
                             -------   ---   -------   ---   ------   ---   ------   ---   ------   ---
          Total............  $11,903   100%  $10,350   100%  $9,634   100%  $7,051   100%  $7,248   100%
                             =======   ===   =======   ===   ======   ===   ======   ===   ======   ===

---------------
(1) Loan categories as a percentage of total loans held-for-investment.

(2) Includes commercial construction first mortgage loans.

(3) Includes consumer mortgage loans (such as second mortgage loans and home equity lines of credit).

     Changes in the allowance for estimated losses on loans for the five years ended September 30, 1997 are as follows (dollars in thousands):

                                                              SEPTEMBER 30,
                                           ---------------------------------------------------
                                            1997       1996       1995       1994       1993
                                           -------    -------    -------    -------    -------
Balance, beginning of year...............  $10,350    $ 9,634    $ 7,051    $ 7,248    $ 6,727
  Provision for estimated losses.........    6,317      3,106      2,365      2,187      2,565
  Acquisitions...........................       --         --        879         --      1,675
  Adjustment for MGB pooling.............       --        (43)        --         --         --
  Recoveries.............................    1,212      2,491      2,483      2,381      1,599
  Charge-offs............................   (5,976)    (4,838)    (3,144)    (4,765)    (5,318)
                                           -------    -------    -------    -------    -------
Balance, end of year.....................  $11,903    $10,350    $ 9,634    $ 7,051    $ 7,248
                                           =======    =======    =======    =======    =======
Allowance for loan losses to
  nonperforming loans....................   226.03%    184.85%    219.75%    119.04%     99.72%
Allowance for loan losses to total loans
  held-for-investment....................     1.36%      1.30%      1.38%      1.27%      1.37%

     The following table summarizes charge-offs and recoveries by loan type (dollars in thousands):

                                                                SEPTEMBER 30,
                                                ----------------------------------------------
                                                 1997      1996      1995      1994      1993
                                                ------    ------    ------    ------    ------
Charge-offs:
  Residential real estate.....................  $  260    $   76    $  223    $  210    $  455
  Commercial real estate......................      --        --       426       205       559
  Commercial business.........................   1,278     1,871       855       965     1,967
  Consumer....................................   4,438     2,891     1,640     3,385     2,337
                                                ------    ------    ------    ------    ------
                                                 5,976     4,838     3,144     4,765     5,318
                                                ------    ------    ------    ------    ------
Recoveries:
  Residential real estate.....................      36        22        68       198       237
  Commercial real estate......................      --        --         3        --       141
  Commercial business.........................     119     1,049       835       292       236
  Consumer....................................   1,057     1,420     1,577     1,891       985
                                                ------    ------    ------    ------    ------
                                                 1,212     2,491     2,483     2,381     1,599
                                                ------    ------    ------    ------    ------
Net charge-offs...............................  $4,764    $2,347    $  661    $2,384    $3,719
                                                ======    ======    ======    ======    ======
Percentage of average loans...................     .56%      .31%     0.11%     0.42%      .63%
                                                ======    ======    ======    ======    ======

NONPERFORMING ASSETS AND CREDIT RISK

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

                                                               SEPTEMBER 30,
                                             -------------------------------------------------
                                              1997      1996      1995       1994       1993
                                             ------    ------    -------    -------    -------
Nonaccrual loans...........................  $5,266    $5,160    $ 3,391    $ 5,347    $ 7,055
Loans past due 90 days or more and still
  accruing.................................      --       439        993        576        213
                                             ------    ------    -------    -------    -------
Total nonperforming loans..................   5,266     5,599      4,384      5,923      7,268
Real estate acquired through foreclosure...   3,332     3,460      4,755     10,982      9,791
Insubstance foreclosures...................      --        --         --         32      4,665
Other repossessed assets...................     601       595        220        196        274
                                             ------    ------    -------    -------    -------
Total nonperforming assets.................  $9,199    $9,654    $ 9,359    $17,133    $21,998
                                             ======    ======    =======    =======    =======
Total nonperforming assets as a percentage
  of total assets..........................     .72%      .82%       .91%      2.16%      2.70%
                                             ======    ======    =======    =======    =======
Troubled debt restructurings...............  $   --    $5,252    $10,817    $12,199    $12,554
                                             ======    ======    =======    =======    =======

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

     At September 30, 1997 foreclosed properties included five commercial properties with aggregate investments (net of reserves) of approximately $366,000. The remaining balance of foreclosed properties consisted of residential properties.

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

     On October 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, an Amendment of SFAS No. 114". As a result, the following loans were considered impaired as of September 30, 1997 and 1996 (dollars in thousands). See Notes 1 and 6 to First Liberty's Consolidated Financial Statements contained in Item 8 -- "Financial Statements and Supplementary Data" -- herein.

                                                                                 CARRYING
                   SEPTEMBER 30, 1997                      BALANCE    RESERVE     VALUE
                   ------------------                      -------    -------    --------
Residential first mortgage...............................   $1,125     $  112      $1,013
Commercial first mortgage................................      576         58         518
Commercial business......................................      853        445         408
Consumer(1)..............................................    3,848      1,610       2,238
                                                            ------     ------      ------
                                                            $6,402     $2,225      $4,177
                                                            ======     ======      ======

                                                                                 CARRYING
                   SEPTEMBER 30, 1996                      BALANCE    RESERVE     VALUE
                   ------------------                      -------    -------    --------
Residential first mortgage...............................   $  566     $   57      $  509
Commercial first mortgage................................      354         35         319
Commercial business......................................    2,180        439       1,741
Consumer(1)..............................................    3,662      1,526       2,136
                                                            ------     ------      ------
                                                            $6,762     $2,057      $4,705
                                                            ======     ======      ======

---------------
(1) Includes consumer mortgage loans (such as second mortgage loans and home equity lines of credit).

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

     The following table illustrates the contributions to operating results and to Liberty Mortgage's loan servicing portfolio in each of the last three fiscal years (dollars in thousands):

                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Loan activity:
  Loans originated.........................................  $305,461    $377,994    $161,344
  Loan servicing rights sold...............................   181,833     104,761     249,502
                                                             --------    --------    --------
  Loan servicing contributed to (withdrawn from)
     portfolio.............................................  $123,628    $273,233    $(88,158)
                                                             ========    ========    ========
  Percentage sold..........................................        60%         28%        155%
                                                             ========    ========    ========
Operating results:
  Gain(loss) on sale of loans and securities...............  $  1,815    $  1,770    $   (354)
  Gain on sale of loan servicing rights....................     1,397         790       2,353
                                                             --------    --------    --------
  Net gain on sale of loans and securities and loan
     servicing rights......................................  $  3,212    $  2,560    $  1,999
                                                             ========    ========    ========
  Net gain as a percentage of loans originated.............      1.05%        .68%       1.24%
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

     Liberty Bank also may sell investments, loans and mortgage-backed securities from time to time from its portfolio. The following table summarizes investment activity from Liberty Bank's portfolio (dollars in thousands):

                                                          YEARS ENDED SEPTEMBER 30,
                                                         ----------------------------
                                                          1997       1996      1995
                                                         -------    ------    -------
Net book value sold:
  Assets available-for-sale............................  $12,441    $8,282    $73,040
  Net gain on sale.....................................       32       (16)       117

     During 1995, investment activity consisted principally of the liquidation of securities acquired in bank acquisitions during the year. As of September 30, 1997 and 1996, Liberty Bank's investments and mortgage-backed securities available-for-sale totalled $256 million and $233 million, respectively and represented 100% of total investments and mortgage-backed securities.

     Deposit account service charges increased by $1.2 million during 1997 as compared to 1996, and $1.0 million during 1996 as compared to 1995 principally due to average transaction accounts increasing 3% and 20% for the same periods principally as a result of acquisition activity and internal growth.

     Other income in fiscal 1997 was $1.8 million compared to $1.4 million during fiscal 1996 and 1995.

NONINTEREST EXPENSE

     Total noninterest expense increased by $1.1 million or 34% during fiscal 1997 compared to fiscal 1996 and increased $6.1 million or 22% during fiscal 1996 compared to fiscal 1995. The principal factors contributing to increased noninterest expense were merger related expenses of $423,000 in 1997 and the $3.6 million SAIF assessment plus incremental costs of acquired operations in 1996. During 1995, three acquisitions were completed which increased noninterest expense by direct incremental costs of approximately $1.2 million in 1996 as compared to 1995.

     During 1997, one acquisition was completed and was accounted for as a pooling-of-interests. Accordingly, historical information was restated and the incremental operating costs were included in all historical periods.

     During 1997 Liberty Bank recorded $396,000 for possible losses on sales of foreclosed real estate as compared to $510,000 and $686,000 in 1996 and 1995, respectively. The ending allowance for losses on foreclosed real estate for 1997, 1996 and 1995 was $693,000, $543,000 and $481,000, respectively. See
"Nonperforming Assets and Credit Risk" -- herein.

     The following table summarizes the significant components of other expense (dollars in thousands):

                                                           YEARS ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Postage and freight......................................  $1,116    $  978    $  842
Telephone................................................     996       719       619
Stationery and supplies..................................     816       663       621
Losses...................................................     876       435       760
Other....................................................   2,153     1,697     1,827
                                                           ------    ------    ------
                                                           $5,957    $4,492    $4,669
                                                           ======    ======    ======

INCOME TAXES

     Income tax expense for the year ended September 30, 1995 reflects a variation from the statutory federal income tax rate of 34% primarily due to the difference between the deduction of bad debt provisions for financial reporting and income tax purposes. Income tax expense for the year ended September 30, 1997, reflects a variation from the statutory federal income tax rate of 34% primarily due to the resolution of certain tax contingencies. First Liberty's effective tax rate after such items for the years ended September 30, 1997, 1996 and 1995 was 29.2%, 32.9% and 27.8%, respectively.

     At September 30, 1997 First Liberty had gross deferred tax assets of approximately $4.0 million. First Liberty's management has determined that it is more likely than not that its deferred tax asset will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of First Liberty's existing deductible temporary differences. First Liberty is not aware of any material uncertainties existing at September 30, 1997 that may affect the realization of First Liberty's deferred tax assets. First Liberty evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

LOANS

     The following table states the composition of Liberty Bank's loan portfolio at the indicated dates (dollars in thousands).

                                                                  SEPTEMBER 30,
                           --------------------------------------------------------------------------------------------
                                 1997               1996               1995               1994               1993
                           ----------------   ----------------   ----------------   ----------------   ----------------
                                      % OF               % OF               % OF               % OF               % OF
                            AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL
                           --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Residential permanent
  first mortgages:
  Held-for-investment:
    Fixed rate...........  $ 47,591      5    $ 53,299      7    $ 50,412      7    $ 53,839     10    $ 69,028     12
    Adjustable rate......    94,084     11     108,359     13     127,900     18      92,873     16      62,585     10
                           --------    ---    --------    ---    --------    ---    --------    ---    --------    ---
                            141,675     16     161,658     20     178,312     25     146,712     26     131,613     22
                           --------    ---    --------    ---    --------    ---    --------    ---    --------    ---
  Available-for-sale:
    Fixed rate...........    26,198      3      25,637      3      21,307      3       8,005      1      60,398     10
    Adjustable rate......     3,362     --       1,269     --         975     --       1,978     --       9,649      2
                           --------    ---    --------    ---    --------    ---    --------    ---    --------    ---
                             29,560      3      26,906      3      22,282      3       9,983      1      70,047     12
                           --------    ---    --------    ---    --------    ---    --------    ---    --------    ---
Residential
  construction...........   100,867     11      96,505     12      75,023     10      59,202     11      48,680      8
Commercial
  construction...........    29,712      3      24,185      3      18,301      3      18,298      3      12,967      2
Commercial
  permanent(1)...........    36,179      4      59,200      7      72,608     10      87,846     16      99,799     17
                           --------    ---    --------    ---    --------    ---    --------    ---    --------    ---
                            166,758     18     179,890     22     165,932     23     165,346     30     161,446     27
                           --------    ---    --------    ---    --------    ---    --------    ---    --------    ---
Consumer(2)..............   306,851     34     247,511     30     206,292     29     166,240     30     170,311     28
Commercial(3)............   260,663     29     208,020     25     145,613     20      74,960     13      64,868     11
                           --------    ---    --------    ---    --------    ---    --------    ---    --------    ---
                            567,514     63     455,531     55     351,905     49     241,200     43     235,179     39
                           --------    ---    --------    ---    --------    ---    --------    ---    --------    ---
                            905,507    100%    823,985    100%    718,431    100%    563,241    100%    598,285    100%
                                       ===                ===                ===                ===                ===
Allowance for estimated
  losses.................   (11,903)           (10,350)            (9,634)            (7,051)            (7,248)
                           --------           --------           --------           --------           --------
Total....................  $893,604           $813,635           $708,797           $556,190           $591,037
                           ========           ========           ========           ========           ========

---------------
(1) Includes construction loans converted to permanent loans.

(2) Includes consumer mortgage loans (such as second mortgage loans and home equity lines of credit).

(3) Includes commercial business loans collateralized by mortgages.

     During 1997, the commercial loan portfolio increased by $53 million, or 25%, as a part of Liberty Bank's strategic plan to emphasize commercial loans as a targeted line. Management would anticipate a continued expansion of commercial loans in 1998.

     The following table sets forth the scheduled contractual repayments of Liberty Bank's construction and commercial business loans at September 30, 1997. Adjustable rate loans are included in their respective principal repayment date categories (dollars in thousands).

                                                       CONSTRUCTION    COMMERCIAL
                                                       ------------    ----------
Amounts due:
  Within 1 year(1)...................................    $115,235       $ 95,357
  After 1 year through 5 years.......................      14,275        132,132
  After 5 years......................................       1,069         33,174
                                                         --------       --------
                                                         $130,579       $260,663
                                                         ========       ========

---------------
(1) Includes demand loans, loans having no stated schedule of repayment and no stated maturity.

     The following table summarizes the total amount of construction and commercial loans at September 30, 1997 due after one year by fixed and adjustable rates (dollars in thousands).

                                                          FIXED      ADJUSTABLE
                                                           RATE         RATE
                                                         --------    ----------
Construction...........................................  $  3,668     $11,676
Commercial.............................................   127,716      37,590
                                                         --------     -------
                                                         $131,384     $49,266
                                                         ========     =======

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     The following table summarizes securities available-for-sale (dollars in thousands):

                                                              SEPTEMBER 30,
                                                     --------------------------------
               TYPES OF INVESTMENTS                    1997        1996        1995
               --------------------                  --------    --------    --------
Investment securities:
  U.S. government agencies.........................  $ 40,920    $ 21,126    $ 32,404
  Investment grade corporate debt and equity
     securities....................................       345       5,000       4,739
  Federal Home Loan Bank of Atlanta stock..........     9,733       9,733       9,733
  State, county and municipal......................        --       5,951       6,799
  Certificates of deposit..........................       891       5,795       4,572
  Other............................................       113         157         147
Mortgage-backed securities:
  Federal National Mortgage Corporation............    80,338      82,075      46,463
  Federal Home Loan Mortgage Association...........    78,810      84,779      80,668
  Government National Mortgage Association.........    27,141       4,495       5,261
  Other............................................    17,611      13,747      16,521
                                                     --------    --------    --------
Total securities available-for-sale................  $255,902    $232,858    $207,307
                                                     ========    ========    ========

     The stated contractual maturities and weighted average yield of securities available-for-sale at September 30, 1997 are as follows (dollars in thousands):

                                                     1 YEAR     5 YEARS
                                         1 YEAR     THROUGH     THROUGH      AFTER
          TYPES OF INVESTMENT            OR LESS    5 YEARS     10 YEARS    10 YEARS     TOTAL
          -------------------            -------    --------    --------    --------    --------
Investment securities:
  Federal Home Loan Bank of Atlanta
     stock.............................  $ 9,733    $    --     $    --     $     --    $  9,733
  Investment grade corporate equity
     securities........................      345         --          --           --         345
  U.S. government agencies.............      500     35,632       4,788           --      40,920
  Certificates of deposit..............      891         --          --           --         891
  Other................................      113         --          --           --         113
                                         -------    -------     -------     --------    --------
                                          11,582     35,632       4,788           --      52,002
                                         -------    -------     -------     --------    --------
Weighted average yield.................     6.95%      6.50%       6.91%          --        6.64%
                                         -------    -------     -------     --------    --------
Mortgage-backed securities:
  Federal National Mortgage
     Association.......................       39     22,318       6,131       51,850      80,338
  Federal Home Loan Mortgage
     Corporation.......................      165     10,530      10,080       58,035      78,810
  Government National Mortgage
     Association.......................       --         --         371       26,770      27,141
  Other................................    1,270        999       4,867       10,475      17,611
                                         -------    -------     -------     --------    --------
                                           1,474     33,847      21,449      147,130     203,900
                                         -------    -------     -------     --------    --------
Weighted average yield.................     6.03%      6.63%       6.61%        6.88%       6.81%
                                         -------    -------     -------     --------    --------
Total securities available-for-sale....  $13,056    $69,479     $26,237     $147,130    $255,902
                                         =======    =======     =======     ========    ========
Weighted average yield.................     6.85%      6.57%       6.66%        6.88%       6.77%
                                         =======    =======     =======     ========    ========

     Collateralized mortgage obligations of $132 million are included in mortgage-backed securities and have anticipated weighted average effective maturities of less than five years.

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

     The portfolio investment strategy implemented during 1996 involved the purchase of $45 million in short term average life (one to two years) collateralized mortgage obligations funded with adjustable rate FHLB advances. (see "Borrowings")

DEPOSITS

     The following table sets forth the composition of deposits, excluding accrued interest payable and discounts on deposits acquired, by type of account and interest rate category at the dates indicated (dollars in thousands):

                                                              SEPTEMBER 30,
                                    -----------------------------------------------------------------
                                           1997                   1996                   1995
                                    -------------------    -------------------    -------------------
                                                 % OF                   % OF                   % OF
         TYPE OF ACCOUNT             AMOUNT      TOTAL      AMOUNT      TOTAL      AMOUNT      TOTAL
         ---------------            --------    -------    --------    -------    --------    -------
Total savings:
  Regular(1)......................  $ 49,315        5%     $ 56,421        6%     $ 59,513        7%
  Money market(2).................    76,143        8        94,260       11        90,513       11
                                    --------     ----      --------     ----      --------     ----
  Total savings...................   125,458       13       150,681       17       150,026       18
                                    --------     ----      --------     ----      --------     ----
Demand deposits:
  Consumer Interest-earning(3)....    86,603       10        91,061       11        86,106       11
  Non-interest-earning............    22,469        2        23,489        3        21,894        3
  Commercial......................    69,965        8        67,982        8        51,787        6
  Custodial accounts..............    12,663        1        12,969        1        11,344        1
                                    --------     ----      --------     ----      --------     ----
     Total demand deposits........   191,700       21       195,501       23       171,131       21
                                    --------     ----      --------     ----      --------     ----
Time deposits:
  1.00%-3.00%.....................       234       --           241       --           856       --
  3.01%-5.00%.....................    15,622        2        38,022        5        55,028        7
  5.01%-7.00%.....................   596,311       63       452,946       53       403,249       49
  7.01%-9.00%.....................    14,479        1        19,936        2        37,626        5
  9.01%-11.00%....................     1,518       --         1,457       --         1,944       --
                                    --------     ----      --------     ----      --------     ----
     Total time deposits..........   628,164       66       512,602       60       498,703       61
                                    --------     ----      --------     ----      --------     ----
     Total deposits...............  $945,322      100%     $858,784      100%     $819,860      100%
                                    ========     ====      ========     ====      ========     ====
Weighted average rate at year
  end.............................     4.57%                  4.40%                  4.57%
                                    ========               ========               ========
Contractual maturities of time
  deposits:
  Within 1 year...................  $437,311               $372,675               $286,065
  1 to 5 years....................   190,847                139,927                212,610
  Over 5 years....................         6                     --                     28
                                    --------               --------               --------
                                    $628,164               $512,602               $498,703
                                    ========               ========               ========

---------------
(1) The range of nominal interest rates were 2.00% to 3.25% at September 30, 1997 and September 30, 1996 and 2.50% to 3.50% at September 30, 1995.

(2) The range of nominal interest rates were 2.45% to 4.60% at September 30, 1997, 2.45% to 4.00% at September 30, 1996, and 2.45% to 3.75% at September
    30, 1995.

(3) The range of nominal interest rates were 1.75% to 3.15% at September 30, 1997, 1.75% to 3.25% at September 30, 1996 and 2.40% to 3.25% at September
    30, 1995.

     As of September 30, 1997 the amount and remaining term to maturity for time deposits in the amount of $100,000 or greater is as follows; approximately $43.2 million in three months or less, approximately $30.7 million in over three months through six months, approximately $40.0 million in over six months through twelve months, and approximately $28.0 million in over twelve months.

     Included in total deposits are accounts having balances in excess of $100,000 totalling approximately $155 million, $147 million and $118 million at September 30, 1997, 1996 and 1995, respectively.

     Certain deposits are collateralized by mortgage-backed and investment securities aggregating approximately $38.2 million and $26.7 million at September 30, 1997 and 1996, respectively.

     In the second quarter of fiscal 1996, First Liberty began a wholesale and brokered certificate of deposit program as part of their overall funding strategy. Since 1995 brokered deposits have grown to $17.4 million and wholesale deposits have grown to $103 million. These deposits represent 13% of total deposits. The wholesale and brokered program provides a source of funds that can be utilized as an attractive alternative to other borrowing lines and competitive deposit pricing.

BORROWINGS

     The following table sets forth the outstanding, maximum month-end and average balances of FHLB advances and other borrowings and the associated weighted average interest rates at the dates indicated (dollars in thousands).

                                                                      SEPTEMBER 30,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Outstanding balance, end of period.........................  $194,637    $184,660    $ 88,500
Maximum month end balance..................................   220,660     184,660     107,500
Average balance............................................   190,213     106,047      62,091
  Weighted average interest rate, end of period............      5.98%       5.45%       6.14%
  Weighted average interest rate, during the period........      5.58%       5.71%       6.07%

     Advances from the FHLB are collateralized by residential first mortgage loans and mortgage-backed and government agency securities with unpaid principal balances aggregating approximately $190 million, $195 million and $140 million at September 30, 1997, 1996 and 1995, respectively. At September 30, 1997, Liberty Bank was required to collateralize its advances with acceptable collateral with a lendable collateral value equal to 100% of advances outstanding. The lendable collateral value of the residential first mortgage loans and mortgage-backed securities pledged to the advances was 85% and 97% of their fair market value, respectively.

     During 1996 the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500,000 over the required minimum. During the quarter ended September 30, 1996, Liberty Bank increased its advances from the FHLB of Atlanta to avoid a forced redemption of its excess FHLB of Atlanta stock. (see "Investments and Mortgage-backed Securities")

LIQUIDITY AND CAPITAL RESOURCES

     First Liberty's primary sources of funds are deposits, loan repayments, sales and maturities of securities, loan sales, repurchase agreements, advances from the FHLB of Atlanta and various other borrowings. Deposits provide a source of funds that are highly dependent on market and other conditions, while loan repayments are a relatively stable source of funds.

     The liquidity of First Liberty's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. As of September 30, 1997, the minimum liquidity ratio was at least 5%. Federal regulations currently require institutions to maintain a liquidity ratio of at least 4%. Liberty Bank met its liquidity requirement at September 30, 1997.

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

     The following table reflects Liberty Bank's compliance with its regulatory capital requirements at September 30, 1997 (dollars in thousands):

                                       ACTUAL                 REQUIRED               EXCESS
                                ---------------------    ------------------    ------------------
                                 AMOUNT         %        AMOUNT        %       AMOUNT        %
                                --------    ---------    -------    -------    -------    -------
Core capital..................  $ 92,523       7.34      $37,833     3.00      $54,690     4.34
Tangible capital..............    91,178       7.24       18,896     1.50       72,282     5.74
Risk-based capital............   102,944      11.21       73,452     8.00       29,492     3.21

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

     Liberty Bank is prohibited from declaring or paying cash dividends on its common stock if the payment thereof would cause a reduction in its regulatory capital below either the liquidation account or the capital requirements set by the OTS or, without the prior approval of the OTS, if the amount of dividends to be paid in any year would exceed 50% of its net income for the fiscal year in which the dividend is declared (except that permitted dividends may be deferred and paid in a subsequent year). No dividends were declared during fiscal 1997 and 1996. During fiscal 1995 Liberty Bank declared and paid dividends to First Liberty in the amounts of $6.3 million and $3.2 million, respectively. Liberty Bank paid dividends in the amount of $3.6 million to First Liberty during fiscal 1996.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which sets forth new rules concerning the calculation and presentation of earnings per share information in financial statements. SFAS No. 128 replaces primary earnings per share with basic earnings per share which excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 replaces fully diluted earnings per share with diluted earnings per share which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. SFAS No. 128 is required for financial statements issued after December 15, 1997. Earlier adoption is prohibited.

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

     In December 1996, the FASB issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB No. 125." SFAS No. 127 defers until January 1, 1998, certain provisions of SFAS No. 125.

YEAR 2000

     The Company has adopted a plan to ensure a smooth transition of the systems, products and vendors which First Liberty relies on into the twentieth century. Additionally, Liberty Bank will work with its loan customers to monitor potential credit exposure which might result from a lack of their systems' readiness for Year 2000.

     Substantially all of First Liberty's software systems are licensed from outside vendors. First Liberty's primary exposure emanates from the ability of its technology vendors to implement the necessary changes for Year 2000 compliance. The Company has received commitments from its major vendors to provide the required systems modifications to ensure compliance and management believes those commitments will be met.

     Many systems and some hardware will need to be modified or replaced for Year 2000 compliance. To the extent possible, those changes will be incorporated into the normal replacement or upgrade of hardware and systems.

     Management believes it will be successful in the achievement of its plans and does not believe that the execution of the plan will have a material adverse effect on future operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   45
Consolidated Statements of Financial Condition as of
  September 30, 1997 and 1996...............................   46
Consolidated Statements of Income for each of the three
  years in the period ended September 30, 1997..............   47
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended September 30, 1997....   49
Consolidated Statements of Cash Flows for each of the three
  years in the period ended September 30, 1997..............   50
Notes to Consolidated Financial Statements..................   53

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
First Liberty Financial Corp.

     We have audited the accompanying consolidated statements of financial condition of First Liberty Financial Corp. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Liberty Financial Corp. and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for impaired loans and mortgage servicing rights in 1996.

                                          Coopers & Lybrand L.L.P.

Atlanta, Georgia
November 6, 1997

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Cash and due from banks.....................................  $   31,197    $   40,015
Federal funds sold and repurchase agreements................      20,237        33,137
Securities available-for-sale, at market value..............     255,902       232,858
Loans available-for-sale, net, at market value..............      29,560        26,906
Loans, net..................................................     864,044       786,729
Accrued interest receivable.................................       8,534         8,723
Premises and equipment, net.................................      24,789        23,416
Real estate, net............................................       2,639         3,060
Intangible assets...........................................       9,098        10,211
Mortgage servicing rights...................................       6,571         6,132
Advances to attorneys for loans originated..................       8,106         1,729
Deferred federal income taxes...............................         318           945
Other assets................................................       8,142         6,606
                                                              ----------    ----------
          Total assets......................................  $1,269,137    $1,180,467
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand................................  $   92,884    $   89,242
  Interest-bearing demand...................................      98,816       106,259
  Savings...................................................     125,458       150,681
  Time......................................................     628,164       512,602
                                                              ----------    ----------
     Total deposits.........................................     945,322       858,784
Notes payable and other borrowed money......................     194,637       184,660
Subordinated debentures.....................................          --        12,155
Securities sold under agreements to repurchase..............      19,815        16,644
Checks payable on loans originated..........................       1,709         4,450
Other liabilities...........................................      13,740        17,317
                                                              ----------    ----------
          Total liabilities.................................   1,175,223     1,094,010
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
Stockholders' equity:
  Series B, 6.00% Cumulative Convertible Preferred stock
     ($25.00 stated value, 302,580 shares authorized, issued
     and outstanding in 1996)...............................          --         7,564
  Common stock ($1.00 par value, 37,500,000 shares
     authorized, 7,763,972 and 7,144,216 shares issued,
     respectively, and 7,730,462 and 7,110,706 shares
     outstanding, respectively).............................       7,764         7,145
  Additional paid-in capital................................      38,505        31,091
  Retained earnings.........................................      46,752        40,994
  Net unrealized gain(loss) on securities
     available-for-sale, net of taxes.......................       1,162           (68)
  Treasury stock at cost (33,510 shares)....................        (269)         (269)
                                                              ----------    ----------
     Total stockholders' equity.............................      93,914        86,457
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $1,269,137    $1,180,467
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEARS ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
Interest Income:
  Loans.....................................................  $79,125    $68,860    $56,489
  Securities................................................   16,532     14,606     13,121
  Federal funds sold and repurchase agreements..............    1,190        853        731
                                                              -------    -------    -------
          Total interest income.............................   96,847     84,319     70,341
                                                              -------    -------    -------
Interest Expense:
  Deposits..................................................   39,321     37,109     31,201
  Short-term borrowings.....................................    6,548      6,118      3,797
  Long-term borrowings......................................    6,974      2,823      2,781
                                                              -------    -------    -------
     Total interest expense.................................   52,843     46,050     37,779
                                                              -------    -------    -------
     Net interest income....................................   44,004     38,269     32,562
  Provision for estimated losses on loans...................    6,317      3,106      2,365
                                                              -------    -------    -------
     Net interest income after provision for estimated
       losses on loans......................................   37,687     35,163     30,197
                                                              -------    -------    -------
Noninterest Income:
  Loan servicing fees.......................................    2,310      2,445      2,398
  Gain (loss) on sale of investment securities..............      118        (16)       (30)
  Gain (loss) on sale of loans and mortgage-backed
     securities.............................................    1,756      1,770       (207)
  Gain on sale of servicing.................................    1,397        790      2,353
  Deposit account service charges...........................    6,132      4,956      3,932
  Other income..............................................    1,818      1,379      1,425
                                                              -------    -------    -------
          Total noninterest income..........................   13,531     11,324      9,871
                                                              -------    -------    -------
                                                               51,218     46,487     40,068
                                                              -------    -------    -------
Noninterest Expense:
  Compensation, taxes and benefits..........................   18,304     15,653     13,606
  Occupancy and equipment...................................    3,685      3,824      3,299
  Advertising...............................................    1,440        942        892
  Professional fees.........................................    1,419      1,002        821
  Data processing...........................................    1,193        829        718
  Federal deposit insurance premiums........................      754      5,013      1,845
  Amortization of intangible assets.........................    1,113      1,113        729
  Net cost of operation of other real estate................      454        325        549
  Other expenses............................................    5,957      4,492      4,669
                                                              -------    -------    -------
          Total noninterest expense.........................   34,319     33,193     27,128
                                                              -------    -------    -------

   The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                                                                      YEARS ENDED SEPTEMBER 30,
                                                            ---------------------------------------------
                                                               1997             1996             1995
                                                            -----------      -----------      -----------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before income tax expense........................         16,899           13,294           12,940
                                                                -------          -------          -------
Income Tax Expense(Benefit):
  Current...............................................          6,008            6,330            4,000
  Deferred..............................................           (819)          (1,956)            (405)
                                                                -------          -------          -------
                                                                  5,189            4,374            3,595
                                                                -------          -------          -------
Income before extraordinary loss........................         11,710            8,920            9,345
Extraordinary loss on extinguishment of debt (net of
  related income tax benefit of $1,514).................          2,811               --               --
                                                                -------          -------          -------
  Net income............................................          8,899            8,920            9,345
Dividends on preferred stock............................            113              454              864
                                                                -------          -------          -------
  Net income applicable to common stockholders..........        $ 8,786          $ 8,466          $ 8,481
                                                                =======          =======          =======
Earnings Per Common Share:
  Income before extraordinary loss:
     Primary............................................        $  1.53          $  1.19          $  1.44
     Fully diluted......................................        $  1.50          $  1.16          $  1.27
  Extraordinary loss on extinguishment of debt, net of
     related income tax:
     Primary............................................        $  (.37)              --               --
     Fully diluted......................................        $  (.36)              --               --
  Net income:
     Primary............................................        $  1.16          $  1.19          $  1.44
     Fully diluted......................................        $  1.14          $  1.16          $  1.27
Dividends Per Common Share:.............................        $   .40          $   .29          $   .26
  Average Number of Shares Outstanding:
     Primary............................................      7,584,594        7,097,136        5,883,811
     Fully diluted......................................      7,823,385        7,713,444        7,348,102

   The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                               ADDITIONAL              NET UNREALIZED                   TOTAL
                                          PREFERRED   COMMON    PAID-IN     RETAINED    GAIN(LOSS) ON    TREASURY   STOCKHOLDERS'
                                            STOCK     STOCK     CAPITAL     EARNINGS     SECURITIES       STOCK        EQUITY
                                          ---------   ------   ----------   --------   ---------------   --------   -------------
Balances at September 30, 1994..........   $11,500    $5,587    $20,168     $28,489        $(1,309)       $(269)       $64,166
Series B, 6.00% Cumulative Convertible
  Preferred stock issued --
  $25.00 stated value -- 302,580
    shares..............................     7,564       --        (545)         --             --           --          7,019
Series A, 7.75% Cumulative Convertible
  Preferred stock dividends declared,
  $1.45 per share.......................        --       --          --        (669)            --           --           (669)
Series B, 6.00% Cumulative Convertible
  Preferred stock dividends declared,
  $0.64 per share.......................        --       --          --        (195)            --           --           (195)
Common stock dividends declared, $0.26
  per share.............................        --       --          --      (1,597)            --           --         (1,597)
Conversion of 457,463 shares of Series
  A, 7.75% Cumulative Convertible
  Preferred stock into 1,372,389 shares
  of Common stock, and 2,537 shares
  redeemed for $26.20 per share.........   (11,500)   1,371      10,519        (456)            --           --            (66)
Common stock issued for exercise of
  stock options -- 55,500 shares........        --       56         193         (19)            --           --            230
Net unrealized gain on securities
  available-for-sale, net of taxes......        --       --          --          --          1,814           --          1,814
Net income..............................        --       --          --       9,345             --           --          9,345
                                           -------    ------    -------     -------        -------        -----        -------
Balances at September 30, 1995..........     7,564    7,014      30,335      34,898            505         (269)        80,047
Series B, 6.00% Cumulative Convertible
  Preferred stock dividends declared,
  $1.50 per share.......................        --       --          --        (454)            --           --           (454)
Common stock dividends declared, $0.29
  per share.............................        --       --          --      (2,106)            --           --         (2,106)
Conversion of $602,000 in 8.25%
  Convertible Debentures into 55,261
  shares of Common stock................        --       55         536          (2)            --           --            589
Common stock issued for exercise of
  stock options -- 74,400 shares........        --       75         220         (25)            --           --            270
Dividends paid for fractional shares in
  three-for-two stock split effective
  October 1, 1996.......................        --       --          --          (2)            --           --             (2)
Net unrealized loss on securities
  available-for-sale, net of taxes......        --       --          --          --           (573)          --           (573)
Adjustment for difference in year ends
  relating to Middle Georgia Bank
  pooling...............................                                       (235)                                      (235)
Net income..............................        --       --          --       8,920             --           --          8,920
                                           -------    ------    -------     -------        -------        -----        -------
Balances at September 30, 1996..........     7,564    7,144      31,091      40,994            (68)        (269)        86,456
Series B, 6.00% Cumulative Convertible
  Preferred stock dividends declared,
  $0.75 per share.......................        --       --          --        (113)            --           --           (113)
Common stock dividends declared, $0.40
  per share.............................        --       --          --      (3,028)            --           --         (3,028)
Conversion of 301,171 shares of Series
  B, 6.00% Cumulative Convertible
  Preferred stock into 537,220 shares of
  Common stock, and 1,409 shares
  redeemed for $27.00 per share.........    (7,564)     537       6,988          --             --           --            (39)
Conversion of $30,000 in 8.25%
  Convertible Debentures into 2,754
  shares of Common stock................        --        3          27          --             --           --             30
Common stock issued for exercise of
  stock options -- 81,600 shares........        --       82         345          --             --           --            427
Shares cancelled........................        --       (2)         (6)         --             --           --             (8)
Nonqualified stock options exercised....        --       --          60          --             --           --             60
Net unrealized gain on securities
  available-for-sale, net of taxes......        --       --          --          --          1,230           --          1,230
Net income..............................        --       --          --       8,899             --           --          8,899
                                           -------    ------    -------     -------        -------        -----        -------
Balances at September 30, 1997..........   $    --    $7,764    $38,505     $46,752        $ 1,162        $(269)       $93,914
                                           =======    ======    =======     =======        =======        =====        =======

   The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED SEPTEMBER 30,
                                                           ----------------------------------
                                                             1997         1996         1995
                                                           ---------    ---------    --------
                                                                 (DOLLARS IN THOUSANDS)
Operating Activities:
  Cash flows from operating activities:
     Net income..........................................  $   8,899    $   8,920    $  9,345
     Loss on extinguishment of debt......................      4,324           --          --
     Adjustments to reconcile net income to cash used in
       operations:
       Depreciation......................................      1,892        2,064       1,846
       Deferred income tax benefit.......................       (819)      (1,956)       (405)
       Amortization of loan fees (costs), net............        152          113        (623)
       Provision for estimated losses on loans and real
          estate.........................................      6,713        3,616       3,051
       Amortization of intangibles.......................      1,113        1,113         729
       Dividends received on stock.......................       (241)        (272)       (254)
       Loss(gain) on sales of loans, and securities......     (1,874)      (1,754)        237
     Loans available-for-sale:
       Disbursements.....................................   (100,988)    (140,618)    (57,020)
       Purchases.........................................   (172,097)    (228,087)    (69,590)
       Sales.............................................    271,954      365,341     113,053
       Repayments........................................        372          600         791
     Decrease(increase) in accrued interest receivable...        189         (965)     (1,753)
     Increase(decrease) in accrued interest payable......        (63)         (47)        326
     Other, net..........................................     (9,231)      (4,377)      9,008
                                                           ---------    ---------    --------
          Total adjustments..............................     (2,928)      (5,229)       (604)
                                                           ---------    ---------    --------
          Net cash provided by operating activities......     10,295        3,691       8,741
                                                           ---------    ---------    --------

   The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Investing Activities:
  Cash flows from investing activities:
     Net decrease(increase) in fed funds sold and
       repurchase agreements...............................    12,900      (7,975)    (17,087)
     Investment securities available-for-sale:
       Purchases...........................................   (50,957)     (9,226)    (37,436)
       Sales...............................................    12,125       5,520      45,312
       Maturities..........................................    35,402      14,299       7,176
     Mortgage-backed securities available-for-sale:
       Purchases...........................................   (74,724)    (77,187)    (64,450)
       Sales...............................................       456       2,763      19,478
       Principal repayments................................    56,494      37,652      23,041
     Net increase in loans.................................   (79,689)   (103,848)    (79,796)
     Purchases of premises and equipment...................    (3,323)     (1,911)     (1,614)
     Proceeds from sales of real estate....................     1,048       3,921       2,170
     Net decrease(increase) in advances to attorneys for
       loans originated....................................    (6,377)      1,491      (1,956)
     Cash received in acquisitions, net....................        --          --      86,220
                                                             --------    --------    --------
     Net cash used in investing activities.................   (96,645)   (134,501)    (18,942)
                                                             --------    --------    --------
Financing Activities:
  Cash flows from financing activities:
     Net increase(decrease) in deposits....................    86,458      38,778     (23,318)
  Notes payable & other borrowed money:
       Proceeds............................................   367,449     605,762     380,000
       Repayments..........................................  (357,472)   (509,675)   (342,473)
     Net increase in securities sold under agreements to
       repurchase..........................................     3,171      12,329       2,655
     Net increase(decrease) in checks payable on loans
       originated..........................................    (2,741)     (2,669)      3,295

   The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                                                                YEARS ENDED SEPTEMBER 30,
                                                            ---------------------------------
                                                              1997        1996        1995
                                                            --------    --------    ---------
                                                                 (DOLLARS IN THOUSANDS)
  Redemption of subordinated debentures...................   (16,707)         --           --
  Redemption of preferred stock...........................       (38)         --          (66)
  Issuance of common stock................................       419         270          230
  Dividends paid on stock.................................    (3,007)     (2,505)      (1,880)
                                                            --------    --------    ---------
  Net cash provided by financing activities...............    77,532     142,290       18,443
                                                            --------    --------    ---------
  Net increase(decrease) in cash and due from banks.......    (8,818)     11,480        8,242
  Cash and due from banks beginning of period.............    40,015      28,535       20,293
                                                            --------    --------    ---------
  Cash and due from banks end of period...................  $ 31,197    $ 40,015    $  28,535
                                                            ========    ========    =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
     Interest.............................................  $ 52,906    $ 46,097    $  37,454
     Income taxes.........................................     5,735       5,687        3,300
Noncash Investing and Financing Activities:
  Real estate foreclosed..................................  $  1,803    $  2,524    $   1,801
  Financing of sales of foreclosed real estate............       733         350        3,678
  Dividends declared but not paid on preferred stock......        --         114           66
  Dividends declared but not paid on common stock.........       772         524          515
Acquisitions:
  Fair value of assets acquired...........................        --          --    $(113,176)
  Fair value of liabilities assumed.......................        --          --      199,396
                                                                                    ---------
  Net cash received.......................................        --          --    $  86,220
                                                                                    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of First Liberty and its wholly-owned subsidiaries, Liberty Bank, Liberty Mortgage and NewSouth (collectively known as "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Debt and equity securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale and represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to interest rates, change in prepayment risk, the need to increase regulatory capital or other similar factors. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized. This amount is reported net of income taxes. As of September 30, 1997 and 1996, the Company's entire portfolio of debt and equity securities was classified as available-for-sale.

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

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

LOANS

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

ALLOWANCE FOR ESTIMATED LOAN LOSSES

     On October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, an Amendment of SFAS No. 114". Under these new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

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

MORTGAGE SERVICING RIGHTS

     On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 supersedes, but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights", which the Company adopted on October 1, 1995. Both Statements require the recognition of originated and purchased mortgage servicing rights ("MSRs") as assets by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair value. In addition, SFAS No. 125 eliminates the distinction between normal and excess servicing to the extent the servicing fee does not exceed that specified in the contract. The adoption of

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

SFAS No. 125 did not have a material impact on the Company's financial position or results of operations for the year ended September 30, 1997.

     Amortization of MSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

     SFAS No. 125 also requires that all MSRs be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. Fair values of servicing rights are determined by estimating the present value of future net servicing income considering the average interest rate and the average remaining lives of the related loans being serviced. Periodically, the Company uses an independent party to evaluate the present values of its portfolio of mortgage servicing. This evaluation is principally determined using discounted cash flows of disaggregated groups of mortgage servicing rights.

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

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company enters into sales of securities under agreements to repurchase identical or substantially similar securities in the future ("repurchase agreements"). Obligations under repurchase agreements are reflected as liabilities and securities sold continue to be reflected as assets in the financial statements. All repurchase agreements mature within one year. The Company's policy for requiring collateral for repurchase agreements states that borrowings will be limited by available collateral and that the Company will only transact with Brokers/Dealers authorized by the borrowed funds policy within established credit exposure guidelines.

PREMISES AND EQUIPMENT

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

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

REAL ESTATE

     Real estate is carried at the lower of fair value less estimated selling costs or cost. Any write-down from the cost to fair value required at the time of foreclosure is charged to the allowance for estimated loan losses. Subsequent write-downs and gains or losses recognized on the sale of real estate are included in non-interest income or expense.

INTANGIBLE ASSETS

     Intangible assets are stated at cost less accumulated amortization and are amortized over periods ranging from 10 to 25 years on the straight-line basis. The recoverability of the intangible assets are reviewed periodically to determine if adjustments to carrying value or amortization periods are necessary. Accumulated amortization as of September 30, 1997 and 1996 was $5.7 million and $4.6 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Loans Receivable. For variable-rate loans held-for-investment, fair values are based on carrying values. The fair values for loans available-for-sale are based on quoted market prices of similar loans sold including the value of servicing rights. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Mortgage Servicing Rights and Excess Servicing Fees. The fair value is estimated by discounting future cash flows from servicing fees using discount rates that approximate current market rates.

     Deposit Liabilities. The fair values disclosed for deposits (i.e., interest and non-interest checking), regular savings, and money market accounts are equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits.

     Short-term Borrowings. The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

     Long-term Borrowings. The fair values of the Company's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing agreements.

     Subordinated Debt. The fair values of Liberty Bank's subordinated debt was based on the optional redemption price of 102.0% at September 30, 1996.

     Off-balance-sheet Instruments. Liberty Bank has commitments to extend standby letters of credit and to purchase and sell loans and mortgage-backed securities. These types of credit are made at market rates;

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES therefore, there would be no market risk associated with these credits which would create a significant fair value liability.

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

STOCK-BASED COMPENSATION

     Effective October 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 allows for the continued use of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company continues to account for stock-based compensation under the provisions of Opinion No. 25.

ADVERTISING

     Advertising costs are expensed as incurred.

INCOME TAXES

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

RECLASSIFICATIONS AND RESTATEMENTS

     Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

     All financial information has been retroactively restated to reflect the Middle Georgia Bank ("MGB") merger which closed November 15, 1996 and was accounted for utilizing the pooling-of-interests method of accounting.

     All references to number of shares, per share amounts, stock option data and market prices have been restated to give retroactive effect to the three-for-two stock split in the form of a stock dividend effective on October 1, 1996.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

ESTIMATES

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

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share" which sets forth new rules concerning the calculation and presentation of earnings per share information in financial statements. SFAS No. 128 replaces primary earnings per share with basic earnings per share which excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 replaces fully diluted earnings per share with diluted earnings per share which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. SFAS No. 128 is required for financial statements issued after December 15, 1997. Earlier adoption is prohibited. The following presents earnings per share for the years ended September 30, 1997, 1996 and 1995 if SFAS No. 128 had been in effect:

                                                           SEPTEMBER 30,
                                                      -----------------------
                                                      1997     1996     1995
                                                      -----    -----    -----
Basic earnings per share............................  $1.17    $1.21    $1.46
Diluted earnings per share..........................  $1.14    $1.16    $1.27

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

     In December 1996, the FASB issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB No. 125". SFAS No. 127 defers until January 1, 1998, certain provisions of SFAS No. 125.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

3.  ACQUISITIONS

     On November 15, 1996, the Company acquired by merger MGB. On the merger date MGB had total assets of approximately $129 million, total liabilities of $119 million and total stockholders' equity of $10.1 million. This business combination has been accounted for utilizing the pooling-of-interests method of accounting. The following table shows the pro forma effect of the above transaction on results of operations for the periods prior to the combination. The results listed are not necessarily indicative of future operations and they exclude the pro forma effects of prior year acquisitions accounted for under the purchase method (dollars in thousands).

                                                             SEPTEMBER 30,
                                                           ------------------
                                                            1996       1995
                                                           -------    -------
Total Revenue:
  First Liberty..........................................  $85,189    $70,275
  MGB....................................................   10,454      9,937
                                                           -------    -------
     Combined............................................  $95,643    $80,212
                                                           =======    =======
Net Income:
  First Liberty..........................................  $ 7,770    $ 8,071
  MGB....................................................    1,150      1,274
                                                           -------    -------
     Combined............................................  $ 8,920    $ 9,345
                                                           =======    =======
Earnings Per Common Share:
  First Liberty
     Primary.............................................  $  1.21    $  1.48
     Fully diluted.......................................     1.17       1.29
  MGB
     Primary.............................................     5.75       6.37
     Fully diluted.......................................     5.75       6.37
  Combined
     Primary.............................................     1.19       1.44
     Fully diluted.......................................     1.16       1.27

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

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

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

                                                               (UNAUDITED)
                                                              SEPTEMBER 30,
                                                                  1995
                                                              -------------
Net interest income before provision for estimated losses on
  loans.....................................................     $35,556
Net income..................................................       9,583
Earnings Per Common Share:
  Primary...................................................     $  1.41
  Fully diluted.............................................        1.25
Average Shares Outstanding:
  Primary...................................................       5,885
  Fully diluted.............................................       7,658

4.  SECURITIES AVAILABLE-FOR-SALE

     Investment and mortgage-backed securities available-for-sale are summarized as follows (dollars in thousands):

                                                            SEPTEMBER 30,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
INVESTMENT SECURITIES:
  U.S. government agencies.............................  $ 40,920    $ 21,126
  Investment grade corporate equity securities.........       345       5,000
  Federal Home Loan Bank of Atlanta stock..............     9,733       9,733
  State, county and municipal..........................        --       5,951
  Certificates of deposit..............................       891       5,795
  Other................................................       113         157
MORTGAGE-BACKED SECURITIES:
  Federal National Mortgage Association................    80,338      82,075
  Federal Home Loan Mortgage Corporation...............    78,810      84,779
  Government National Mortgage Corporation.............    27,141       4,495
  Other................................................    17,611      13,747
                                                         --------    --------
                                                         $255,902    $232,858
                                                         ========    ========

     Mortgage-backed securities at September 30, 1997 and 1996 included $132 million and $128 million, respectively, of investments collateralized by mortgage obligations and mortgage pass-through securities. Liberty Bank does not invest in collateralized mortgage obligations which are considered "high risk" as defined by the Federal Financial Institutions Examination Council guidelines.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     At September 30, 1997 and 1996, all mortgage-backed securities were available-for-sale. Adjustable rate pass-through securities are subject to interest rate adjustments indexed to the one year or three year constant maturity treasury, the one to six month London Inter-Bank Offered Rate, or the 11th District Cost of Funds Index.

     At September 30, 1997, the Company had no open futures contracts or option contracts as interest rate hedges related to investment or mortgage-backed securities.

     The amortized cost and estimated market value of all investments in debt and equity securities are summarized as follows (dollars in thousands):

                                                                 GROSS         GROSS       ESTIMATED
                                                  AMORTIZED    UNREALIZED    UNREALIZED     MARKET
AT SEPTEMBER 30, 1997                               COST         GAINS         LOSSES        VALUE
---------------------                             ---------    ----------    ----------    ---------
U.S. government agencies........................  $ 40,810       $  132        $   22      $ 40,920
Investment grade corporate equity securities....       375           --            30           345
Federal Home Loan Bank of Atlanta stock.........     9,733           --            --         9,733
Certificates of deposit.........................       891           --            --           891
Other...........................................       113           --            --           113
Mortgage-backed securities......................   202,191        1,921           212       203,900
                                                  --------       ------        ------      --------
                                                  $254,113       $2,053        $  264      $255,902
                                                  ========       ======        ======      ========

                                                                 GROSS         GROSS       ESTIMATED
                                                  AMORTIZED    UNREALIZED    UNREALIZED     MARKET
AT SEPTEMBER 30, 1996:                              COST         GAINS         LOSSES        VALUE
----------------------                            ---------    ----------    ----------    ---------
U.S. government agencies........................  $ 21,372       $   28        $  274      $ 21,126
Investment grade corporate equity securities....     5,063           --            63         5,000
Federal Home Loan Bank of Atlanta stock.........     9,733           --            --         9,733
State, county and municipal.....................     5,929           57            35         5,951
Certificates of deposit.........................     5,795           --            --         5,795
Other...........................................       157           --            --           157
Mortgage-backed securities......................   184,890        1,170           964       185,096
                                                  --------       ------        ------      --------
                                                  $232,939       $1,255        $1,336      $232,858
                                                  ========       ======        ======      ========

     The change to stockholders' equity for the net unrealized gain or loss on debt and equity securities during fiscal 1997 was a net gain of $1.2 million (net of related taxes of $639,000) and a net loss of $573,000 (net of related tax benefit of $289,000) during fiscal 1996.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     The amortized cost and estimated market value of debt and equity securities at September 30, 1997, by contractual maturity, are shown below. Expected maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties (dollars in thousands):

                                                                      ESTIMATED
                                                         AMORTIZED     MARKET
                                                           COST         VALUE
                                                         ---------    ---------
Due in one year or less................................  $  1,875     $  1,849
Due after one year through five years..................    35,515       35,632
Due after five years through ten years.................     4,799        4,788
                                                         --------     --------
                                                           42,189       42,269
Federal Home Loan Bank of Atlanta stock................     9,733        9,733
Mortgage-backed securities.............................   202,191      203,900
                                                         --------     --------
                                                         $254,113     $255,902
                                                         ========     ========

     Proceeds, gross realized gains and losses on the sale of debt and equity securities for the three years ended September 30, 1997 are as follows (dollars in thousands):

                                                        SEPTEMBER 30,
                                                 ----------------------------
                                                  1997       1996      1995
                                                 -------    ------    -------
Proceeds.......................................  $12,580    $8,282    $73,040
Gross realized gains...........................      130        50        315
Gross realized losses..........................        8        66        198

5.  LOANS AVAILABLE-FOR-SALE AND MORTGAGE BANKING OPERATIONS

     Loans originated for sale to the secondary market, principally residential first mortgage loans, are typically sold within ninety days of origination. Liberty Mortgage had open commitments to originate or purchase residential mortgage loans of approximately $137 million, including $13 million to be held in Liberty Bank's portfolio and $46 million on which the interest rate had not been locked-in at September 30, 1997. Commitments to buy and sell, respectively, residential mortgage loans and mortgage-backed securities for mandatory delivery were approximately $2.0 million and $58 million at September 30, 1997. Also, at September 30, 1997, the Company bought $4.0 million of optional commitments to sell residential mortgage loans. The Company had no open futures contracts as interest rate hedges related to loans available-for-sale or commitments to originate residential mortgage loans at September 30, 1997.

     The following summarizes the principal balance of whole loans and participations which the Company was servicing for its portfolio and investors (dollars in thousands):

                                                     SEPTEMBER 30,
                                          ------------------------------------
                                             1997          1996         1995
                                          ----------    ----------    --------
Loans serviced for investors............  $  726,054    $  788,624    $617,549
Loans sub-serviced for others...........     132,348         2,324       2,744
Loans serviced for Liberty Bank's
  portfolio.............................     191,876       210,003     233,436
                                          ----------    ----------    --------
Total loans serviced....................  $1,050,278    $1,000,951    $853,729
                                          ==========    ==========    ========
Number of loans serviced................      13,958        13,873      12,326
                                          ==========    ==========    ========

     In connection with loans serviced, there were no off-balance sheet escrow accounts.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     Changes in the amounts capitalized in connection with mortgage servicing rights are as follows (dollars in thousands):

                                                         SEPTEMBER 30,
                                                  ---------------------------
                                                   1997       1996      1995
                                                  -------    ------    ------
Balance, beginning of year......................  $ 6,132    $2,076    $2,915
  Capitalized...................................    3,480     4,812       337
  Sold..........................................   (1,671)      (46)     (692)
  Amortization..................................   (1,370)     (710)     (484)
                                                  -------    ------    ------
Balance, end of year............................  $ 6,571    $6,132    $2,076
                                                  =======    ======    ======

     The Company capitalized $1.8 million and amortized $151,000 in originated mortgage servicing rights during fiscal 1996.

     The following table summarizes the Company's financial data with respect to its mortgage banking operations (dollars in thousands):

                                                        SEPTEMBER 30,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Total revenues................................  $ 7,071    $ 7,743    $ 6,602
Total expenses................................    5,685      5,212      4,575
                                                -------    -------    -------
Income before income taxes....................  $ 1,386    $ 2,531    $ 2,027
                                                =======    =======    =======
Total assets..................................  $17,268    $19,410    $19,884
                                                =======    =======    =======
Depreciation expense..........................  $   188    $   215    $   193
                                                =======    =======    =======
Capital expenditures for office premises and
  equipment...................................  $   175    $   146    $   112
                                                =======    =======    =======

6.  LOANS

     Loans are summarized as follows (dollars in thousands):

                                                            SEPTEMBER 30,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Loans collateralized by real estate:
  Residential first mortgage...........................  $141,675    $161,658
  Commercial first mortgage............................    36,179      59,200
  Consumer mortgage(1).................................    96,483      62,879
Construction loans:
  Residential real estate..............................   100,867      96,505
  Commercial real estate...............................    29,712      24,185
Commercial business....................................   260,663     208,020
Consumer -- indirect auto loans........................   171,990     154,869
Consumer -- other loans................................    38,378      29,763
                                                         --------    --------
                                                          875,947     797,079
Allowance for estimated losses.........................   (11,903)    (10,350)
                                                         --------    --------
                                                         $864,044    $786,729
                                                         ========    ========

---------------
(1) Loans collateralized by the equity in the borrower's residence.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     The above balances exclude undisbursed loan commitments representing loans in process and unused lines of credit amounting to approximately $122 million and $114 million at September 30, 1997 and 1996, respectively.

     Liberty Bank's loans to one borrower ("LTOB") limitation is 15% of unimpaired capital and surplus (as defined by the Office of Comptroller of the Currency) unless the loans are collateralized by readily marketable assets, in which case the limitation is 25%. For loans in excess of this limitation, Liberty Bank is restricted from extending additional credit and options to renew such credits are limited. Liberty Bank's limitation at September 30, 1997 was approximately $15.4 million based on the 15% limitation and $25.7 million based on the 25% limitation. At September 30, 1997, Liberty Bank had no relationships in excess of the LTOB limitation.

     Liberty Bank's aggregate investment in loans collateralized by non-residential real estate may not exceed 400% of its risk-based capital. Liberty Bank had excess capacity to originate loans collateralized by non-residential real estate of approximately $215 million at September 30, 1997.

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

     At September 30, 1997 and 1996, the recorded investment in loans for which impairment had been recognized in accordance with SFAS No. 114 totaled $6.4 million and $6.8 million, respectively, with a corresponding valuation allowance of $2.2 million and $2.1 million, respectively. For the periods ended September 30, 1997 and 1996, the average recorded investment in impaired loans was approximately $6.6 million and $6.0 million, respectively. Interest income recognized by the Company on impaired loans, not placed on nonaccrual, (during the portion of the year that they were impaired) was not significant. There were no restructured loans at September 30, 1997.

     The following table sets forth the interest income that would have been recorded under the original terms and the actual interest income recorded for nonaccrual loans for the year ended September 30, 1997 (dollars in thousands).

Interest income that would have been recorded under the
  original terms............................................  $341
                                                              ====
Interest income recorded....................................  $244
                                                              ====

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

7.  ALLOWANCE FOR ESTIMATED LOAN LOSSES

     Changes in the allowance for estimated loan losses for the three years ended September 30, 1997 are as follows (dollars in thousands):

                                                        SEPTEMBER 30,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Balance at beginning of year..................  $10,350    $ 9,634    $ 7,051
Provision for estimated losses................    6,317      3,106      2,365
Adjustment for MGB pooling....................       --        (43)        --
Acquisitions..................................       --         --        879
Charge-offs...................................   (5,976)    (4,838)    (3,144)
Recoveries....................................    1,212      2,491      2,483
                                                -------    -------    -------
Balance end of year...........................  $11,903    $10,350    $ 9,634
                                                =======    =======    =======

8.  PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows (dollars in thousands):

                                                             SEPTEMBER 30,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Land.....................................................  $ 4,456    $ 4,088
Office buildings.........................................   24,500     24,002
Furniture, fixtures and equipment........................   16,160     13,821
                                                           -------    -------
                                                            45,116     41,911
Less accumulated depreciation............................   20,327     18,495
                                                           -------    -------
                                                           $24,789    $23,416
                                                           =======    =======

     Certain office facilities are occupied under operating lease arrangements with future annual rentals as follows (dollars in thousands):

Year ended September 30,:
  1998......................................................  $  409
  1999......................................................     428
  2000......................................................     415
  2001......................................................     329
  2002......................................................     148
  Thereafter................................................     619
                                                              ------
                                                              $2,348
                                                              ======

     Total rent expense was approximately $535,000, $452,000, and $360,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

9.  REAL ESTATE

     Investments in real estate are summarized as follows (dollars in thousands):

                                                              SEPTEMBER 30,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
Acquired through foreclosure...............................  $3,332    $3,460
Allowance for estimated losses.............................    (693)     (543)
                                                             ------    ------
                                                             $2,639     2,917
                                                             ======    ------
Acquired for development...................................               268
Allowance for estimated losses.............................              (125)
                                                                       ------
                                                                          143
                                                                       ------
                                                                       $3,060
                                                                       ======

     Sales of real estate owned (gross of gains and losses) during fiscal 1997 and 1996 were $2.1 million and $4.4 million, respectively, of which, Liberty Bank provided financing for $733,000 and $350,000 during the same periods.

     Changes in the allowance for estimated losses on real estate for the years ended September 30, 1997, 1996, and 1995 are as follows (dollars in thousands):

                                                         SEPTEMBER 30,
                                                   -------------------------
                                                   1997     1996      1995
                                                   -----    -----    -------
Acquired through foreclosure:
  Balance, beginning of year.....................  $ 543    $ 481    $ 2,908
  Provision for estimated losses.................    396      510        686
  Charge-offs, net...............................   (246)    (448)    (3,113)
                                                   -----    -----    -------
  Balance, end of year...........................  $ 693    $ 543    $   481
                                                   =====    =====    =======
Acquired for development:
  Balance, beginning of year.....................  $ 125    $ 142    $   158
  Charge-offs, net...............................   (125)     (17)       (16)
                                                   -----    -----    -------
  Balance, end of year...........................  $  --    $ 125    $   142
                                                   =====    =====    =======

10.  NOTES PAYABLE AND OTHER BORROWED MONEY

     Notes payable and other borrowed money are summarized as follows (dollars in thousands):

                                                            SEPTEMBER 30,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Line of Credit (interest rate of 6.66% at September 30,
  1997)................................................  $ 10,000    $     --
Advances from the Federal Home Loan Bank of Atlanta:
     Short term (interest rates ranging from 5.05% to
       6.55% and 5.42% to 6.05% at September 30, 1997
       and 1996, respectively).........................    82,449     164,449
     Long term (interest rates ranging from 5.51% to
       7.14% and 4.64% to 7.14% at September 30, 1997
       and 1996, respectively).........................   102,188      20,211
                                                         --------    --------
                                                         $194,637    $184,660
                                                         ========    ========

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     Liberty Bank's unused borrowing capacity with the Federal Home Loan Bank ("FHLB") of Atlanta at September 30, 1997 was approximately $75 million in advance and warehouse lines of credit. Additionally, Liberty Bank has approximately $65 million in fed fund lines with correspondent banks.

     At September 30, 1997, contractual principal maturities of long-term notes payable and other borrowed money are as follows (dollars in thousands):

1998......................................  $     --
1999......................................    75,000
2000......................................        --
2001......................................    25,000
2002......................................        --
2003 and thereafter.......................     2,188
                                            --------
                                            $102,188
                                            ========

     The following table sets forth the outstanding, maximum month-end and average balances of short-term FHLB advances and other short-term borrowings and the associated weighted average interest rates at the dates indicated (dollars in thousands).

                                                       SEPTEMBER 30,
                                              -------------------------------
                                                1997        1996       1995
                                              --------    --------    -------
Outstanding balance, end of period..........  $ 92,449    $164,449    $80,500
Maximum month end balance...................   164,449     164,449     92,500
Average balance outstanding during the
  year......................................    96,183      91,298     49,279
Weighted average interest rate, end of
  period....................................      6.40%       5.50%      6.25%
Weighted average interest rate, during the
  period....................................      5.62%       5.81%      6.11%

     Advances from the FHLB of Atlanta are collateralized by residential first mortgage loans and mortgage-backed and government agency securities with unpaid principal balances aggregating approximately $190 million and $195 million at September 30, 1997 and 1996, respectively. At September 30, 1997, Liberty Bank was required to collateralize its advances with acceptable collateral with a lendable collateral value equal to 100% of advances outstanding. The lendable collateral value of the residential first mortgage loans and mortgage-backed securities pledged to the advances was 85% and 90% of their fair market value, respectively.

11.  SUBORDINATED DEBENTURES

     Subordinated debentures are summarized as follows (dollars in thousands):

                                                              SEPTEMBER 30,
                                                             ---------------
                                                             1997     1996
                                                             ----    -------
8 1/4% Convertible subordinated debentures due August 1,
  2005.....................................................          $    62
11% Subordinated debentures due August 1, 2004.............           16,116
8 1/4% Subordinated debentures due August 1, 2004..........              379
                                                                     -------
                                                                      16,557
Discounts and capitalized issuance costs...................           (4,402)
                                                                     -------
                                                                     $12,155
                                                                     =======
Accretion of discounts and amortization of issuance
  costs....................................................  $243    $   244
                                                             ====    =======

     On July 3, 1997, the Company issued a redemption notice for the Company's 11% and 8 1/4% debentures due August 1, 2004. As of August 4, 1997, the Company paid $16.7 million to holders of the debentures

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES including $16.5 million in unpaid principal, $15,000 in accrued interest and a premium of $165,000. On that date, the unamortized discounts and capitalized issuance costs were $4.3 million. As a result of the redemption, the Company recorded an extraordinary charge of $2.8 million (net of $1.5 million in related income taxes).

     On September 5, 1996 the Company issued a redemption notice for the Company's 8 1/4% convertible debentures due August 1, 2005. As of September 30, 1996, $62,000 plus accrued interest was payable to holders on the redemption date of October 7, 1996. The remaining holders elected to convert into common stock at the conversion price of $10.89 per share.

12.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Mortgage-backed securities sold under agreements to
  repurchase at year end:
  Book value................................................  $19,081    $23,088    $ 4,287
  Market value..............................................  $19,279    $23,010    $ 4,344
Obligations under repurchase agreements at year end:
  Identical securities......................................  $19,815    $16,644    $ 4,315
Maximum borrowings under repurchase agreements for the year:
  Identical securities......................................  $27,703    $29,402    $24,839
Average borrowings under repurchase agreements for the year:
  Identical securities......................................  $22,303    $14,941    $ 9,463
Weighted average interest rate on repurchase agreements at
  year end:.................................................     5.30%      4.89%      6.07%

13.  INCOME TAXES

     The Company files a consolidated federal income tax return. Prior to the Small Business Job Protection Act of 1996, the Company was allowed to determine its bad debt deductions for tax purposes under either the percentage of taxable income method (limited to 8 percent of taxable income before such deduction) or the experience method. For the tax year ended September 30, 1995, Liberty Bank determined its bad debt reserve deduction based on the actual loss experience method. For the tax year ended September 30, 1996, Liberty Bank determined its bad debt reserve deduction based on the percentage of taxable income method. For the tax year ended September 30, 1997, Liberty Bank determined its tax bad debt deduction based on the specific charge-off method of accounting.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     The provision for federal income taxes consists of the following (dollars in thousands):

                                                         SEPTEMBER 30,
                                                  ---------------------------
                                                   1997      1996       1995
                                                  ------    -------    ------
Current.........................................  $4,494    $ 6,330    $4,000
Deferred........................................    (819)    (1,956)     (405)
                                                  ------    -------    ------
          Total.................................  $3,675    $ 4,374    $3,595
                                                  ======    =======    ======

     Actual income taxes (including income tax (benefit) on extraordinary items) differ from income taxes computed at the federal corporate statutory rate of 34% as shown below:

                                                            SEPTEMBER 30,
                                                         --------------------
                                                         1997    1996    1995
                                                         ----    ----    ----
Statutory federal income tax rate......................  34.2%   34.7%   34.0%
Bad debt deduction.....................................    --      --    (8.9)
Amortization of intangible assets......................   1.6     1.8     1.3
Tax exempt interest....................................  (1.1)   (1.3)   (1.5)
Resolution of tax contingencies........................  (7.5)     --      --
Other, net.............................................   2.0    (2.3)    2.9
                                                         ----    ----    ----
Effective federal income tax rate......................  29.2%   32.9%   27.8%
                                                         ====    ====    ====

     Deferred income taxes included in the consolidated statements of financial condition is presented net. Gross deferred tax assets and deferred tax liabilities as of September 30, 1997 and 1996 are as follows (dollars in thousands):

                                                              SEPTEMBER 30,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
Deferred Tax Assets:
  Allowance for estimated loan losses......................  $2,974    $2,375
  Deferred loan fees.......................................      --        51
  Real estate owned loss allowance.........................      --        44
  Reserve for uncollected late fees........................     118        89
  Purchase accounting adjustments, net.....................     137       155
  Other reserves...........................................     212       236
  Unrealized loss on securities available-for-sale.........      11       181
  SAIF recapitalization assessment.........................      --     1,261
  Core deposits............................................     160       101
  Benefits.................................................     254       158
  Other....................................................     106       100
                                                             ------    ------
          Total deferred tax assets........................   3,972     4,751
                                                             ------    ------

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                                                              SEPTEMBER 30,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
Deferred Tax Liabilities:
  Section 481 mark-to-market adjustment....................     132       264
  Depreciation.............................................     254       280
  Cancellation of indebtedness.............................      --       346
  Loan swap................................................      87       116
  Loan discounts...........................................     390       437
  FHLB stock...............................................   1,313     1,313
  Loan origination fees....................................     381       370
  Purchase accounting adjustments, net.....................     119       172
  Unrealized gain on securities available-for-sale.........     636       152
  Deferred loan fees.......................................      57        --
  Benefits.................................................     119        95
  Other, net...............................................     166       261
                                                             ------    ------
     Total deferred tax liabilities........................   3,654     3,806
                                                             ------    ------
          Total net deferred tax asset.....................  $  318    $  945
                                                             ======    ======

     The Company's management has determined that it is more likely than not that its net deferred tax asset will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at September 30, 1997 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

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

     Under SFAS No. 109, "Accounting for Income Taxes," a deferred tax liability is not recognized with respect to thrift institutions for the bad debt reserve for tax purposes that arose in tax years beginning before December 31, 1987 ("BaseYear Reserve"), unless it becomes apparent that this temporary difference will reverse in the foreseeable future. Future reversal of the Base-Year Reserve would occur if the Company ceases to be in the banking business. At September 30, 1997, the Company's Base-Year Reserve for which no deferred tax liability is recognized is approximately $12.0 million. The amount of the unrecognized deferred tax liability related to this temporary difference is $4.2 million.

     The Company and other financial institutions in Georgia are subject to the same taxes, state and local, as any other corporation in Georgia. The Georgia corporate income tax rate is 6 percent and is based on federal taxable income, with certain adjustments. The primary difference between taxable income for state and federal income tax purposes is interest income on United States government obligations, which is not taxable for state income tax purposes.

14.  PREFERRED STOCK

     On March 7, 1997, the Company redeemed 1,409 shares of its Series B 6.00% Cumulative Convertible Preferred ("Series B") stock for $38,043 plus accrued and unpaid dividends. The remaining 301,171 shares of

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES the Series B were converted into 537,220 shares of the Company's common stock, at a conversion price of $14.00 per share, or 1.7857 shares of common stock.

     Prior to March 1997, Series B stock had a liquidation preference of $25.00 per share. Dividends on the Series B stock were cumulative at an annual rate of $1.50 per share and were payable quarterly. Each share of the Series B stock was convertible at the option of the holder into 1.7857 shares of common stock, at a conversion price of $14.00.

     In July 1995 the Company redeemed 2,537 shares of its Series A 7.75% Cumulative Convertible Preferred (Series "A") stock for $66,879 plus accrued and unpaid dividends. Each share of the Series A was convertible into three shares of the Company's common stock. The remaining 457,463 shares of the Series A stock were converted into 1,372,389 shares of the Company's common stock on that date.

     Prior to July 1995, the Series A stock had a liquidation preference of $25 per share. Dividends on the stock were cumulative at an annual rate of $1.9375 per share and were payable quarterly. Each share of Series A stock was convertible at the option of the holder into three shares of common stock, at a conversion price of $8.33.

     Dividends declared during 1997 and 1996 were $113,000 and $454,000, respectively. Dividends paid during 1997 and 1996 were $227,000 and $406,000, respectively.

     As required by APB Opinion No. 15, supplementary primary earnings per share data is presented for each of the years effected in the three-year period ended September 30, 1997. For the computation of supplementary primary earnings per share, shares issued in March 1997 and July 1995 for the conversion of preferred stock are included in the weighted average shares outstanding from the beginning of each period and, accordingly, net income has not been reduced by preferred dividends. Supplementary primary earnings per share is as follows:

                                                        YEARS ENDED SEPTEMBER 30,
                                                        --------------------------
                                                           1997           1995
                                                        -----------    -----------
Net income per share of common stock..................        $1.14          $1.33
Average number of shares outstanding..................    7,796,994      7,023,082

15.  REGULATORY RESTRICTIONS

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

     Quantitative measures established by regulation to ensure capital adequacy require Liberty Bank to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to riskweighted assets (as defined), and of tangible capital (as defined) to assets (as defined). As of September 30, 1997 Liberty Bank met all capital adequacy requirements to which it is subject.

     As of September 30, 1996, the date of the most recent notification from the Office of Thrift Supervision ("OTS"), Liberty Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     The following table reflects Liberty Bank's compliance with its regulatory capital requirements at September 30, 1996 (dollars in thousands):

                                          ACTUAL           REQUIRED          EXCESS
                                      --------------    --------------    -------------
                                      AMOUNT     %      AMOUNT     %      AMOUNT    %
                                      -------  -----    -------  -----    -------  ----
Core capital........................  $62,673   5.89    $31,915   3.00    $30,758  2.89
Tangible capital....................   61,003   5.74     15,933   1.50     45,070  4.24
Risk-based capital..................   82,676  10.75     61,520   8.00     21,156  2.75

     The following table reflects Liberty Bank's compliance with its regulatory capital requirements at September 30, 1997 (dollars in thousands):

                                         ACTUAL            REQUIRED          EXCESS
                                     ---------------    --------------    -------------
                                      AMOUNT     %      AMOUNT     %      AMOUNT    %
                                     --------  -----    -------  -----    -------  ----
Core capital.......................  $ 92,523   7.34    $37,833   3.00    $54,690  4.34
Tangible capital...................    91,178   7.24     18,896   1.50     72,282  5.74
Risk-based capital.................   102,944  11.21     73,452   8.00     29,492  3.21

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

     Liberty Bank is prohibited from declaring or paying cash dividends on its common stock if the payment thereof would cause a reduction in its regulatory capital below either the liquidation account or the capital requirements set by the OTS or, without the prior approval of the OTS, if the amount of dividends to be paid in any year would exceed 50% of its net income for the fiscal year in which the dividend is declared (except that permitted dividends may be deferred and paid in a subsequent year). No dividends were declared during fiscal 1997 or 1996. During fiscal 1995 Liberty bank declared and paid dividends to First Liberty in the amounts of $6.3 million and $3.2 million, respectively. Liberty Bank paid dividends to the Company during fiscal 1996 in the amount of $3.6 million.

     The Federal Reserve Board requires depository institutions to maintain noninterest-bearing reserves against their deposit transaction accounts, non-personal time deposits (transferrable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3% on all amounts from $4.4 million to $49.3 million of net transactions, plus 10% on the remainder. Liberty Bank held no additional reserves at September 30, 1997 due to an adequate amount of qualifying assets.

16.  EMPLOYEE BENEFIT PLANS

     The First Liberty Financial Corp. Employee Savings and Stock Ownership Plan (the "ESSOP") is both a qualified retirement plan and an employee stock ownership plan. The Company may make discretionary contributions of the Company common stock to the employee stock ownership plan portion of the ESSOP in an amount not more than 10% of the total compensation of participants for the plan year. Under the 401(k) portion of the ESSOP, the Company will make matching contributions of the Company common stock in

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES amounts determined annually by its Board of Directors. Dividends earned on the Company common stock are retained in the ESSOP.

     The Company also has an Officer Profit Sharing Plan (the "OPSP"), which was designed to reward the Company's officers for their collective effort in maximizing the Company's "core earnings," (as defined in the OPSP agreement). The OPSP provides that if core earnings for the fiscal year equal or exceed a predetermined minimum core earnings, the OPSP participants will receive additional cash compensation based upon a percentage of annual salary, with the percentage increasing as the amount of core earnings increases. The OPSP will be terminated at the end of the first quarter of fiscal 1998. Beginning January 1, 1998, the Company's officers and employees will participate in a new Performance Excellence Plan ("PEP") under which all participants will be eligible to earn additional compensation based in part upon the Company's core earnings per share and in part upon each participant's individual performance.

     The contributions to the ESSOP and the OPSP included in the accompanying financial statements are as follows (dollars in thousands):

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                              1997    1996    1995
                                                              ----    ----    ----
ESSOP.......................................................  $377    $339    $426
OPSP........................................................  $433    $710    $501

     The Company also has a Nonqualified Deferred Compensation Plan (the "NDCP") (formerly known as the Executive Deferred Compensation Plan), established in 1995, in which directors and officers holding the title of First Vice President or above may participate. The NDCP provides a means of enabling participating officers to defer portions of their compensation in excess of the amounts which they contribute to the ESSOP and participating directors to defer the fees received for their services. The amount which a participant presently may defer under the NDCP is twenty percent of total annual compensation.

17.  STOCK OPTIONS

     The Company granted options to purchase its common stock to certain officers and key employees under an Incentive Stock Option Plan ("ISOP") which was approved by the Company's stockholders in 1984. The options are exercisable for a period of up to five years from the date of issuance under the Plan. The ISOP expired in 1993, and all options granted under the ISOP have been exercised.

     The First Liberty Financial Corp. 1992 Stock Incentive Plan (the "1992 Plan") was adopted by the Board of Directors of the Company in November 1992 and approved by the stockholders in March 1993. The stock granted under the 1992 Plan is the $1.00 par value common stock. The Company has been authorized to issue up to 573,000 shares of common stock, in the aggregate, under the 1992 Plan, and unexercised option shares of common stock allocable to expired or terminated options may again be granted under that plan. As of September 30, 1997, there were 149,750 shares available for grant. The 1992 Plan is administered by the Compensation and Benefits Committee of the Company's Board of Directors ("the Committee").

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

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     The 1992 Plan will terminate on the later of (i) the complete exercise or lapse of the last outstanding option, or (ii) on the last date upon which options may be granted under the plan (which may not be later than ten years after the date on which the plan is adopted), subject to its earlier termination by the Board of Directors at any time.

     Information with regard to options issued under the ISOP during each of the three fiscal years in the period ended September 30, 1997 and under the 1992 plan during the years then ended is as follows:

                                                          ISOP               1992 PLAN
                                                    -----------------    -----------------
                                                    OPTION    AVERAGE    OPTION    AVERAGE
                                                    SHARES     PRICE     SHARES     PRICE
                                                    -------   -------    -------   -------
Options outstanding at September 30, 1994.........  171,000    4.23      190,500     8.63
  Issued..........................................       --      --       22,500    10.67
  Exercised.......................................  (45,000)   3.76      (10,500)    5.83
  Canceled........................................       --      --      (45,000)    9.33
                                                    -------    ----      -------    -----
Options outstanding at September 30, 1995.........  126,000    4.39      157,500     8.91
  Issued..........................................       --      --      152,250    14.59
  Exercised.......................................  (74,400)   3.62           --       --
                                                    -------    ----      -------    -----
Options outstanding at September 30, 1996.........   51,600    5.50      309,750    11.70
  Issued..........................................       --      --       95,500    18.28
  Exercised.......................................  (51,600)   5.50      (30,000)    6.00
                                                    -------    ----      -------    -----
Options outstanding at September 30, 1997.........       --      --      375,250    13.83
                                                    =======              =======

     Under the 1992 Plan, the number of shares exercisable at September 30, 1997 and 1996 was 220,000 and 152,000, respectively. All options under the ISOP were exercisable during the above periods.

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

     Information with regard to options issued under the DSOP during each of the two fiscal years that the plan has been in effect in the period ended September 30, 1997 is as follows:

                                                                   DSOP
                                                             -----------------
                                                             OPTION    AVERAGE
                                                             SHARES     PRICE
                                                             ------    -------
Options outstanding at September 30, 1995..................      --        --
  Issued...................................................  46,500    $14.66
                                                             ------
Options outstanding at September 30, 1996..................  46,500     14.66
  Issued...................................................  12,000     20.28
                                                             ------
Options outstanding at September 30, 1997..................  58,500     15.82
                                                             ======

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data),

                                                              1997      1996
                                                             ------    ------
Net income -- as reported..................................  $8,899    $8,920
Net income -- pro forma....................................   8,665     8,757
Earnings per share -- as reported..........................    1.14      1.16
Earning per share -- pro forma.............................    1.11      1.14

     The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are generally made each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                           1997         1996
                                                           -----        -----
Expected dividend yield..................................    1.4%         2.4%
Expected stock price volatility..........................   35.4         36.5
Risk-free interest rate..................................    6.1          5.9
Expected life of options.................................    8.5 years    7.4 years

     The weighted average fair value of options granted during 1997 and 1996 was $.27 and $.20 per share, respectively.

18.  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company has no significant concentrations of credit risk with any individual counterparty to originate loans. The Company's lending is concentrated in

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

Georgia, its primary market area. The contract or notional amounts of financial instruments with off-balance sheet risk at September 30, 1997 and 1996 are as follows (dollars in thousands):

                                                             SEPTEMBER 30,
                                                          -------------------
                                                            1997       1996
                                                          --------    -------
Commitments to originate loans:
  Fixed rate............................................  $123,277    $90,785
  Adjustable rate.......................................    54,315     35,607
Standby letters of credit...............................     1,026        240
Delivery forward placement contracts:
  Mandatory.............................................    58,304     43,164
  Optional..............................................     4,000      2,000

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

     Mandatory and optional forward placement contracts (which are held for purposes other than trading) are used by the Company to hedge its interest rate exposure during the period from when the Company extends an interest rate lock to a loan applicant until the time in which the loan is sold. Realized gains and losses on the mandatory and optional forward contracts are recognized in gain
(loss) from sales of loans in the period settlement occurs. Unrealized gains and losses on these contracts are included in the lower of cost or market valuation adjustment to loans available-for-sale. The mandatory and optional forward contracts above covered the market risk associated with the pipeline loans less predicted fallout at September 30, 1997 and 1996 of $40,728 and $25,645, respectively.

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

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

19.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows (dollars in thousands):

                                                   SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   AMOUNT      VALUE       AMOUNT      VALUE
                                                  --------    --------    --------    --------
Financial Assets:
  Cash, due from banks, fed funds sold and
     repurchase agreements......................  $ 51,434    $ 51,434    $ 73,152    $ 73,152
  Securities available-for-sale.................   255,902     255,902     232,858     232,858
  Loans, net....................................   864,044     869,164     786,729     785,851
  Loans available-for-sale......................    29,506      29,506      26,906      26,906
  Mortgage servicing rights.....................     6,571       8,053       6,132       7,959
Financial Liabilities:
  Deposits......................................  $945,322    $946,520    $858,784    $859,723
  Notes payable and other borrowed money........   194,637     194,670     184,660     184,812
  Subordinated debentures.......................        --          --      12,155      16,887
  Securities sold under agreements to
     repurchase.................................    19,815      19,815      16,644      16,644
Off-Balance-Sheet Financial Instruments:
  Standby letters of credit.....................  $  1,026    $  1,026    $    240    $    240
  Commitments to originate loans................   123,094     123,313      81,074      81,246
  Mandatory commitments to sell loans...........    59,888      60,088      43,164      43,298
  Optional commitments to sell loans............     4,000       3,996       2,000       2,007(1)
  Loan servicing rights.........................        --       5,661          --       5,034

---------------
(1) Excludes net unamortized option fees of $17,369 at September 30, 1996.

     The fair value disclosures provided exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangible and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

20.  CONTINGENCIES

     The Company is from time to time a defendant in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 1997, will have a materially adverse effect on the Company's financial position, results of operations or liquidity.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

21.  FINANCIAL INFORMATION OF FIRST LIBERTY FINANCIAL CORP. (PARENT ONLY)

     First Liberty's statements of financial condition (parent only) as of September 30, 1997 and 1996 and the related statements of income and cash flows for each of the three years in the period ended September 30, 1997 are as follows:

                       STATEMENTS OF FINANCIAL CONDITION

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Cash(1).....................................................    $  3,595      $    92
Other investments(1)........................................          --        6,850
Real estate, net............................................          --          142
Investment in Liberty Bank(1)...............................     101,458       81,348
Other assets................................................         250            1
                                                                --------      -------
          Total assets......................................    $105,303      $88,433
                                                                ========      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable...........................................    $    772      $   638
Line of credit..............................................      10,000           --
Other liabilities...........................................         617        1,338
                                                                --------      -------
     Total liabilities......................................      11,389        1,976
                                                                --------      -------
Stockholders' equity:
Series B Preferred stock....................................          --        7,564
Common stock................................................       7,764        7,145
Additional paid-in capital..................................      38,505       31,091
Retained earnings...........................................      46,752       40,994
Net unrealized gain on securities available-for-sale, net of
  taxes.....................................................       1,162          (68)
Treasury stock at cost......................................        (269)        (269)
                                                                --------      -------
     Total stockholders' equity.............................      93,914       86,457
                                                                --------      -------
          Total liabilities and stockholders' equity........    $105,303      $88,433
                                                                ========      =======

---------------
(1) Eliminates in consolidation.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                  FIRST LIBERTY FINANCIAL CORP. (PARENT ONLY)

                              STATEMENTS OF INCOME

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
                                                                (DOLLARS IN THOUSANDS)
Income:
  Interest income on other investments(1)...................  $  169    $  233    $  302
  Cash dividends from Liberty Bank(2).......................      --     3,555     3,198
  Gain on sale of securities................................      90        --        --
  Other income..............................................      --         1         1
                                                              ------    ------    ------
          Total income......................................     259     3,789     3,501
                                                              ------    ------    ------
Expense:
  Interest expense on line of credit........................       4        --        --
  Directors fees............................................      --        --        30
  Loss on sale of real estate...............................      23        --        --
  Other expense.............................................     155       117       106
                                                              ------    ------    ------
          Total expense.....................................     182       117       136
                                                              ------    ------    ------
Income before income tax expense and equity in undistributed
  net income of Liberty Bank................................      77     3,672     3,365
Income tax expense..........................................      27        40        57
                                                              ------    ------    ------
Income before equity in undistributed net income of Liberty
  Bank......................................................      50     3,632     3,308
Equity in undistributed net income of Liberty Bank(2).......   8,849     5,288     6,037
                                                              ------    ------    ------
Net income..................................................   8,899     8,920     9,345
Dividends on preferred stock................................     113       454       864
                                                              ------    ------    ------
Net income applicable to common stockholders................  $8,786    $8,466    $8,481
                                                              ======    ======    ======

---------------
(1) $168,000 in 1997, $231,000 in 1996 and $297,000 in 1995 eliminates in consolidation.

(2) Eliminates in consolidation.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                  FIRST LIBERTY FINANCIAL CORP. (PARENT ONLY)

                            STATEMENTS OF CASH FLOW

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
Operating Activities:
  Cash flows from operating activities:
     Net income.............................................  $  8,899    $ 8,920    $ 9,345
     Equity in undistributed earnings of Liberty Bank.......    (8,849)    (5,288)    (6,037)
     Other, net.............................................      (890)       947        152
                                                              --------    -------    -------
Total adjustments...........................................    (9,739)    (4,341)    (5,885)
                                                              --------    -------    -------
Net cash provided by (used in) operating activities.........      (840)     4,579      3,460
                                                              --------    -------    -------
Investing Activities:
  Cash flows from investing activities:
     Net decrease in other investments......................     6,850      1,200      1,490
     Cash paid in acquisitions..............................        --     (3,555)    (3,198)
     Sale of real estate....................................       119         28         28
                                                              --------    -------    -------
Net cash provided by (used in) investing activities.........     6,969     (2,327)    (1,680)
                                                              --------    -------    -------
Financing Activities:
  Cash flows from financing activities:
     Proceeds from line of credit...........................    10,000         --         --
     Capital infusion to Liberty Bank.......................   (10,000)        --         --
     Issuance of common stock...............................       419        270        230
     Redemption of preferred stock..........................       (38)        --        (66)
     Dividends paid on stock................................    (3,007)    (2,505)    (1,880)
                                                              --------    -------    -------
Net cash used in financing activities.......................    (2,626)    (2,235)    (1,716)
                                                              --------    -------    -------
Net increase in cash........................................     3,503         17         64
Cash beginning of period....................................        92         75         11
                                                              --------    -------    -------
Cash end of period..........................................  $  3,595    $    92    $    75
                                                              ========    =======    =======
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
  Income taxes..............................................  $  5,735    $ 5,687    $ 3,300

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

22.  CONSOLIDATED CONDENSED QUARTERLY RESULTS OF INCOME (UNAUDITED)

     The following summarizes the consolidated condensed quarterly results of income (unaudited) for the year ended September 30, 1997 (dollars in thousands, except per share data):

                                                                     1997 QUARTERS
                                                         -------------------------------------
                                                           1ST       2ND       3RD     4TH(1)
                                                         -------   -------   -------   -------
Total interest income..................................  $23,347   $23,630   $24,774   $25,096
Net interest income....................................   10,690    10,964    11,239    11,111
Provision for estimated losses on loans................      593       616     2,002     3,106
Income before extraordinary item.......................    2,966     3,402     3,496     1,846
Extraordinary loss on extinguishment of debt, net of
  related taxes........................................       --        --        --     2,811
                                                         -------   -------   -------   -------
Net income (loss)......................................    2,966     3,402     3,496      (965)
Dividends on preferred stock...........................      113        --        --        --
                                                         -------   -------   -------   -------
Net income (loss) applicable to common stockholders....  $ 2,853   $ 3,402   $ 3,496   $  (965)
                                                         =======   =======   =======   =======
Earnings per common share:
Income before extraordinary item
  Primary..............................................  $   .39   $   .45   $   .45   $   .24
  Fully diluted........................................  $   .38   $   .44   $   .45   $   .24
Extraordinary loss on extinguishment of debt, net of
  related taxes
  Primary..............................................       --        --        --   $  (.36)
  Fully diluted........................................       --        --        --   $  (.36)
Net income (loss)
  Primary..............................................  $   .39   $   .45   $   .45   $  (.12)
  Fully diluted........................................  $   .38   $   .44   $   .45   $  (.12)
Dividends per common share:............................  $   .10   $   .10   $   .10   $   .10

---------------
(1) The fourth quarter of fiscal 1997 included the costs relating to discontinued business lines in Liberty Mortgage's retail mortgage offices in Atlanta and Liberty Bank's auto dealer indirect lending operations of $1.7 million (or $.21 per fully diluted share) after-tax. This included $1.3 million after-tax in additional loan loss provisions and $408,000 after-tax in other costs (including severance expenses) of discontinued business lines. Additionally, the quarter included an extraordinary charge of $2.8 million (or $.36 per fully diluted share) after-tax reflecting the loss on redemption of $16.5 million principal balance of subordinated debt.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     The following summarizes the consolidated condensed quarterly results of income (unaudited) for the year ended September 30, 1996 (dollars in thousands, except per share data):

                                                                     1996 QUARTERS
                                                         -------------------------------------
                                                           1ST       2ND       3RD     4TH(1)
                                                         -------   -------   -------   -------
Total interest income..................................  $20,590   $20,478   $21,339   $21,912
Net interest income....................................    9,195     9,196     9,737    10,141
Provision for estimated losses on loans................      627       794       513     1,172
Net income.............................................    2,611     2,607     3,075       627
Dividends on preferred stock...........................      113       113       113       115
                                                         -------   -------   -------   -------
Net income applicable to common stockholders...........  $ 2,498   $ 2,494   $ 2,962   $   512
                                                         =======   =======   =======   =======
Earnings per common share:
  Primary..............................................  $   .35   $   .35   $   .42   $   .07
  Fully diluted........................................  $   .34   $   .34   $   .40   $   .07
Dividends per common share:............................  $   .07   $   .07   $   .07   $   .08

---------------
(1) The fourth quarter included a one-time FDIC assessment to recapitalize the SAIF in the amount of $3.6 million pre tax, equaling $2.3 million and $.30 per fully diluted share after tax.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     For the three year period ended September 30, 1997, there has been no disagreement between First Liberty and any accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of First Liberty is set forth under the caption "Proposal No. 1 -- Election of Directors -- Nominees" in First Liberty's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on January 28, 1998. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after First Liberty's fiscal year end. Pursuant to instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of First Liberty is set forth at Part I, Item 4(A) of this Report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the caption "Proposal No. 1 -- Election of Directors -- Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of First Liberty's $1.00 par value Common Stock by certain persons is set forth under the captions "Voting -- Principal Stockholders" and "Proposal 1 -- Election of Directors -- Nominees" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions between Liberty Bank and affiliates of First Liberty and Liberty Bank is set forth under the caption "Proposal 1 -- Election of Directors -- Transactions With First Liberty" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of This Report:

  1. Financial Statement Schedules

     The Company's financial statements, the notes thereto and the report of the independent accountants are set forth on pages 45 through 82 of this Form 10-K.

  3. Exhibits

     The following exhibits are filed as part of or incorporated by reference in the Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
3(a)            Amended and Restated Articles of Incorporation (Exhibit 3(a)
                to Registrant's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 1996)
3(b)            By-laws, as amended (Exhibit 3(b) to Registrant's Annual
                Report on Form 10-K for the year ended September 30, 1986)
3(b)1           By-Laws, as amended (Exhibit 3(b)1 to Registrant's Annual
                Report on Form 10-K for the year ended September 30, 1990)
3(b)2           By-Laws, as amended (Exhibit 3(b)2 to Registrant's Annual
                Report on Form 10-K for the year ended September 30, 1990)
10(a)           Plan of Conversion of Liberty Bank (Exhibit 10(a) to
                Registrant's Annual Report on Form 10-K for the year ended
                September 30, 1986)
10(b)           Registrant's Employee Savings and Stock Ownership Plan
                (Exhibit 4 to Registrant's Registration Statement on Form
                S-8, No. 33-24733)
10(c)           Registrant's Shareholder Rights Plan dated as of August 2,
                1989 (Exhibit 4.1 to Registrant's Current Report on Form 8-K
                dated August 14, 1989)
10(d)           Executive Employment Agreement dated as of November 1, 1990, among Liberty Bank, Registrant and Robert F. Hatcher
10(e)           First Amendment to Executive Employment Agreement dated as of November 1, 1991, among Liberty Bank, Registrant and
                Robert F. Hatcher
10(f)           Second Amendment to Executive Employment Agreement dated as of October 21, 1992, among Liberty Bank, Registrant and
                Robert F. Hatcher
10(g)           Third Amendment to Executive Employment Agreement dated as of January 26, 1994, among Liberty Bank, Registrant and
                Robert F. Hatcher
10(h)           Employment Agreement dated November 5, 1987 among
                Registrant, Liberty Bank and Richard A. Hills, Jr.
10(i)           Employment Agreement dated August 1, 1990 between Liberty
                Bank and Charles G. Davis
10(j)           Employment Agreement dated June 30, 1992 among Registrant,
                Liberty Bank and David L. Hall
10(k)           First Liberty Financial Corp. 1992 Stock Incentive Plan
                dated as of November 24, 1992
10(l)           Employment Agreement dated June 28, 1995 between Liberty
                Bank and J. Larry Wallace
10(m)           Registrant's Officer Profit Sharing Plan as amended and
                restated effective October 1, 1993
10(n)           Agreement and Plan of Merger as of June 11, 1996, among
                Registrant, Liberty Bank, and Middle Georgia Bank (Appendix
                A to Registrant's Registration Statement on Form S-4, No.
                333-10617)
10(o)           Registrant's 1995 Director Stock Option Plan as of November
                21, 1995
10(p)           Registrant's Annual Report on Form 11-K for the First
                Liberty Financial Corp. Employee Savings and Stock Ownership
                Plan for the year ended September 30, 1992
10(q)           Employment Agreement dated May 23, 1995 between Liberty
                Mortgage and George A. Molloy
10(r)           Employment Agreement dated August 5, 1996 between NewSouth and Robert W. Aiken

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
11              Statements of Computation of Earnings Per Share
12              Statements of Computation of Ratio of Earnings to Combined
                Fixed Charges and Preferred Stock Dividends
21              Subsidiaries of Registrant (Exhibit 22 to Registrant's
                Annual Report on Form 10-K for the year ended September 30,
                1990)
23(a)           Consent of Independent Certified Public Accountants
23(b)           Consent of KPMG Peat Marwick to incorporation by reference of financial statements in First Liberty's Registration
                Statement No. 33-24733 on Form S-8
27              Financial Data Schedule (for SEC use only)
(b)             Reports on Form 8-K
                None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST LIBERTY FINANCIAL CORP.
                                                  (Registrant)

Date: December 23, 1997                   By:     /s/ ROBERT F. HATCHER
                                            ------------------------------------
                                                     Robert F. Hatcher
                                                Principal Executive Officer

     Pursuant to the requirements of Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                        DATE
                   ---------                                     -----                        ----

              /s/ THOMAS H. MCCOOK                  Chairman of the Board and           December 23, 1997
------------------------------------------------      Director
                Thomas H. McCook

             /s/ ROBERT F. HATCHER                  President, Chief Executive          December 23, 1997
------------------------------------------------      Officer and Director
               Robert F. Hatcher

              /s/ F. DON BRADFORD                   Director                            December 23, 1997
------------------------------------------------
                F. Don Bradford

            /s/ RICHARD W. CARPENTER                Director                            December 23, 1997
------------------------------------------------
              Richard W. Carpenter

                /s/ C. LEE ELLIS                    Director                            December 23, 1997
------------------------------------------------
                  C. Lee Ellis

              /s/ MELVIN I. KRUGER                  Director                            December 23, 1997
------------------------------------------------
                Melvin I. Kruger

            /s/ HAROLD W. PEAVY, JR.                Director                            December 23, 1997
------------------------------------------------
              Harold W. Peavy, Jr.

           /s/ HERBERT M. PONDER, JR.               Director                            December 23, 1997
------------------------------------------------
             Herbert M. Ponder, Jr.

             /s/ JO SLADE WILBANKS                  Director                            December 23, 1997
------------------------------------------------
               Jo Slade Wilbanks

               /s/ DAVID L. HALL                    Executive Vice President and        December 23, 1997
------------------------------------------------      Chief Financial Officer (Duly
                 David L. Hall                        authorized principal financial
                                                      and accounting officer)

                         FIRST LIBERTY FINANCIAL CORP.

                               INDEX OF EXHIBITS

     The following exhibits are filed as part of or incorporated by reference in the Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT NO.                           DESCRIPTION                             PAGE
-----------                           -----------                             ----
3(a)          Amended and Restated Articles of Incorporation (Exhibit 3(a)
              to Registrant's Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1996)
3(b)          By-laws, as amended (Exhibit 3(b) to Registrant's Annual
              Report on Form 10-K for the year ended September 30, 1986)
3(b)1         By-Laws, as amended (Exhibit 3(b)1 to Registrant's Annual
              Report on Form 10-K for the year ended September 30, 1990)
3(b)2         By-Laws, as amended (Exhibit 3(b)2 to Registrant's Annual
              Report on Form 10-K for the year ended September 30, 1990)
10(a)         Plan of Conversion of Liberty Bank (Exhibit 10(a) to
              Registrant's Annual Report on Form 10-K for the year ended
              September 30, 1986)
10(b)         Registrant's Employee Savings and Stock Ownership Plan
              (Exhibit 4 to Registrant's Registration Statement on Form
              S-8, No. 33-24733)
10(c)         Registrant's Shareholder Rights Plan dated as of August 2,
              1989 (Exhibit 4.1 to Registrant's Current Report on Form 8-K
              dated August 14, 1989)
10(d)         Executive Employment Agreement dated as of November 1, 1990, among Liberty Bank, Registrant and Robert F. Hatcher
10(e)         First Amendment to Executive Employment Agreement dated as of November 1, 1991, among Liberty Bank, Registrant and
              Robert F. Hatcher
10(f)         Second Amendment to Executive Employment Agreement dated as of October 21, 1992, among Liberty Bank, Registrant and
              Robert F. Hatcher
10(g)         Third Amendment to Executive Employment Agreement dated as of January 26, 1994, among Liberty Bank, Registrant and
              Robert F. Hatcher
10(h)         Employment Agreement dated November 5, 1987 among
              Registrant, Liberty Bank and Richard A. Hills, Jr.
10(i)         Employment Agreement dated August 1, 1990 between Liberty
              Bank and Charles G. Davis
10(j)         Employment Agreement dated June 30, 1992 among Registrant,
              Liberty Bank and David L. Hall
10(k)         First Liberty Financial Corp. 1992 Stock Incentive Plan
              dated as of November 24, 1992
10(l)         Employment Agreement dated June 28, 1993 between Liberty
              Bank and J. Larry Wallace
10(m)         Registrant's Officer Profit Sharing Plan as amended and
              restated effective October 1, 1994
10(n)         Agreement and Plan of Merger as of June 11, 1996, among
              Registrant, Liberty Bank, and Middle Georgia Bank (Appendix
              A to Registrant's Registration Statement on Form S-4, No.
              333-10617)
10(o)         Registrant's 1995 Director Stock Option Plan as of November
              21, 1995
10(p)         Registrant's Annual Report on Form 11-K for the First
              Liberty Financial Corp. Employee Savings and Stock Ownership
              Plan for the Year ended September 30, 1992

EXHIBIT NO.                           DESCRIPTION                             PAGE
-----------                           -----------                             ----
10(q)         Employment Agreement dated May 23, 1995 between Liberty
              Mortgage and George A. Molloy
10(r)         Employment Agreement dated August 5, 1996 between NewSouth and Robert W. Aiken
11            Statements of Computation of Earnings Per Share                  89
12            Statements of Computation of Ratio of Earnings to Combined
              Fixed Charges and Preferred Stock Dividends                      90
21            Subsidiaries of Registrant (Exhibit 22 to Registrant's
              Annual Report on Form 10-K for the year ended September 30,
              1990
23(a)         Consent of Independent Certified Public Accountants              91
23(b)         Consent of KPMG Peat Marwick to incorporation by reference of financial statements in First Liberty's Registration
              Statement No. 33-24733 on Form S-8
27            Financial Data Schedule (for SEC use only)