Form 10-Q
period 1997-12-31
FIRST LIBERTY FINANCIAL CORP
filed 1998-02-13
CIK 760077

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1997
                               ---------------------------------

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

Exhibit index appears on page 19.

There were 7,748,487 shares of Common Stock outstanding as of February 13, 1998.

                        FIRST LIBERTY FINANCIAL CORP.
                        -----------------------------
                       QUARTERLY REPORT ON FORM 10-Q
                       -----------------------------
                   FOR THE QUARTER ENDED DECEMBER 31, 1997
                   ---------------------------------------

                              Table of Contents


PART I - FINANCIAL INFORMATION
------------------------------

Item                                                                Page
----                                                                ----


1.  Financial Statements:

      Consolidated Statements of Financial Condition                  3

      Consolidated Statements of Income                               4

      Consolidated Statements of Cash Flows                           6

      Notes to Consolidated Financial Statements                      8

      Independent Accountants' Report                                11

2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            12


PART II - OTHER INFORMATION
---------------------------

4.  Submission of Matters to a Vote of Securities Holders            17

6.  Exhibits and Reports on Form 8-K                                 17

    Signatures                                                       18

    Index of Exhibits                                                19

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Financial Condition
----------------------------------------------
(Unaudited)
-----------
                                                 December 31,     September 30,
                                                 ------------     -------------
                                                      1997             1997
-------------------------------------------------------------------------------
                                                      (dollars in thousands)
Assets:
-------
Cash and due from banks                           $   37,844        $   31,197
Federal funds sold and repurchase agreements           5,983            20,237
Securities available-for-sale, at market value       271,328           255,902
Loans available-for-sale, net at market value         36,646            29,560
Loans, net                                           854,540           864,044
Accrued interest receivable                            7,980             8,534
Premises and equipment, net                           24,408            24,789
Real estate, net                                       4,087             2,639
Intangible assets                                      8,819             9,098
Mortgage servicing rights                              6,396             6,571
Advances to attorneys for loans originated             9,174             8,106
Other assets                                           8,193             8,460
                                                  ----------        ----------
   Total assets                                   $1,275,398        $1,269,137
                                                  ==========        ==========

Liabilities and Stockholders' Equity:
-------------------------------------
Deposits                                          $  938,635        $  945,322
Notes payable and other borrowed money               193,688           194,637
Securities sold under agreements to repurchase
  and federal funds purchased                         32,357            19,815
Checks payable on loans originated                     1,446             1,709
Other liabilities                                     12,469            13,740
                                                  ----------        ----------
  Total liabilities                                1,178,595         1,175,223
                                                  ----------        ----------

Commitments and contingencies                              -                 -

Stockholders' equity:
Common stock ($1.00 par value, 37,500,000
   shares authorized, 7,781,997 and 7,763,972
   shares issued, respectively, and 7,748,487 and
   7,730,462 shares outstanding, respectively)         7,782             7,764
 Additional paid-in capital                           38,558            38,505
 Retained earnings                                    49,523            46,752
 Net unrealized gain on securities
   available-for-sale, net of taxes                    1,209             1,162
 Treasury stock at cost (33,510 shares)                 (269)             (269)
                                                  ----------        ----------
  Total stockholders' equity                          96,803            93,914
                                                  ----------        ----------
   Total liabilities and stockholders' equity     $1,275,398        $1,269,137
                                                  ==========        ==========


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income
---------------------------------
(Unaudited)
-----------
                                                        Three Months Ended
                                                      ----------------------
                                                           December 31,
                                                      ----------------------
                                                      1997             1996
-----------------------------------------------------------------------------
                                (dollars in thousands, except per share data)
Interest Income:
----------------
Loans                                              $20,882          $18,965
Securities                                           4,302            3,996
Federal funds sold and repurchase agreements           157              386
                                                   -------          -------
  Total interest income                             25,341           23,347
                                                   -------          -------

Interest Expense:
-----------------
Deposits                                            10,584            9,357
Short-term borrowings                                2,063            1,995
Long-term borrowings                                 1,105            1,305
                                                   -------          -------
  Total interest expense                            13,752           12,657
                                                   -------          -------
Net interest income                                 11,589           10,690
Provision for estimated losses on loans              1,398              593
                                                   -------          -------
Net interest income after provision for
    estimated losses on loans                       10,191           10,097
                                                   -------          -------

Noninterest Income:
-------------------
Loan servicing fees                                    619              574
Gain on sale of investment securities                    -               29
Gain on sale of loans and
  mortgage-backed securities                           599              418
Gain on sale of servicing                              706              333
Deposit account service charges                      1,660            1,453
Other income                                           570              272
                                                   -------          -------
Total noninterest income                             4,154            3,079
                                                   -------          -------
                                                    14,345           13,176
                                                   -------          -------

Noninterest Expense:
--------------------
Compensation, taxes and benefits                     4,710            4,191
Occupancy and equipment                                927              866
Advertising                                            288              399
Professional fees                                      269              623
Data processing                                        295              232
Federal deposit insurance premiums                     164              367
Amortization of intangible assets                      278              278
Net cost of operation of other real estate              29               59
Other expenses                                       1,289            1,243
                                                   -------          -------
  Total noninterest expense                          8,249            8,258
                                                   -------          -------
Income before income tax expense                     6,096            4,918
Income tax expense                                   2,472            1,952
                                                   -------          -------
Net income                                           3,624            2,966
Dividends on preferred stock                             -              113
                                                   -------          -------
Net income applicable to common stockholders       $ 3,624          $ 2,853
                                                   =======          =======




The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income, continued
--------------------------------------------
(Unaudited)
-----------
                                                        Three Months Ended
                                                     -------------------------
                                                           December 31,
                                                     -------------------------
                                                      1997             1996
------------------------------------------------------------------------------

Earnings Per Common Share:
--------------------------
  Basic                                            $   .47          $   .40
  Diluted                                          $   .46          $   .38

Dividends Per Common Share:                        $   .11          $   .10
---------------------------

Average Number of Shares Outstanding:
-------------------------------------
  Basic                                          7,735,619        7,115,862
  Diluted                                        7,908,540        7,763,136







































The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------
(Unaudited)
-----------
                                                        Three Months Ended
                                                    -------------------------
                                                           December 31,
                                                    -------------------------
                                                      1997             1996
-----------------------------------------------------------------------------
                                                      (dollars in thousands)
Operating Activities:
---------------------
Cash flows from operating activities:
  Net income                                      $  3,624        $   2,966
    Adjustments to reconcile net income
    to cash used in operations:
    Depreciation                                       499              475
    Amortization of loan fees (costs), net              57              (15)
    Provision for estimated losses
      on loans and real estate                       1,398              602
    Amortization of intangibles                        278              278
    Dividends received on stock                          -              (71)
    Gain on sales of loans, mortgage-
      backed and investment securities                (599)            (447)
  Loans available-for-sale:
    Disbursements                                  (28,749)         (30,892)
    Purchases                                      (66,857)         (36,126)
    Sales                                           89,191           58,460
    Repayments                                          43               43
  Decrease in accrued interest receivable              554              640
  Increase (decrease) in accrued interest payable     (176)             392
  Other, net                                        (1,403)          (4,631)
                                                  --------         --------
    Total adjustments                               (5,764)         (11,292)
                                                  --------         --------
      Net cash used in operating activities         (2,140)          (8,326)
                                                  --------         --------

Investing Activities:
---------------------
Cash flows from investing activities:
  Net decrease in federal funds sold
    and repurchase agreements                       14,254           24,835
  Investment securities available-for-sale:
    Purchases                                      (36,448)         (20,975)
    Sales                                                -            6,182
    Maturities                                      45,542           23,439
  Mortgage-backed securities available-for-sale:
    Purchases                                      (33,577)         (34,429)
    Sales                                                -              194
    Repayments                                      22,467           16,295
  Net increase in loans                             (6,325)         (32,258)
  Purchases of premises and equipment                 (383)            (862)
  Proceeds from sales of real estate                   375               21
  Net increase in advances to
    attorneys for loans originated                  (1,068)          (3,104)
                                                  --------         --------
    Net cash provided by
     (used in) investing activities                  4,837          (20,662)
                                                  --------         --------


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows, continued
------------------------------------------------
(Unaudited)
-----------

                                                          Three Months Ended
                                                       ------------------------
                                                             December 31,
                                                       ------------------------
                                                        1997             1996
-------------------------------------------------------------------------------
                                                        (dollars in thousands)

Financing Activities:
---------------------
Cash flows from financing activities:
    Net increase (decrease) in deposits               (6,678)           8,524
    Notes payable and other borrowed money:
    Proceeds                                          50,500          153,000
    Repayments                                       (51,449)        (153,000)
  Net increase in securities sold
    under agreements to repurchase                    12,542           27,929
  Net decrease in checks payable
    on loans originated                                 (263)          (2,923)
  Issuance of common stock                                70               49
  Dividends paid on stock                               (772)            (637)
                                                    --------         --------
    Net cash provided by financing activities          3,950           32,942
                                                    --------         --------

Net increase in cash and due from banks                6,647            3,954
Cash and due from banks beginning of period           31,197           40,015
                                                    --------         --------
Cash and due from banks end of period               $ 37,844         $ 43,969
                                                    ========         ========


Supplemental Disclosures of
---------------------------
  Cash Flow Information:
  ----------------------
Cash paid during the year for:
  Interest                                          $ 13,928         $ 12,265
  Income taxes                                             -              300
Noncash investing and financing activities:
  Real estate foreclosed                            $  1,738         $    448
  Financing of sales of foreclosed
    real estate                                           52              386
  Dividends declared but not paid
    on preferred stock                                     -              113
  Dividends declared but not paid
    on common stock                                      852              713
  Mortgage loans securitized into
    mortgage-backed securities                        13,427                -


The accompanying notes are an integral part of the consolidated financial statements.

               FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
               ----------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Unaudited)
                                 -----------


1.  Summary of Significant Accounting Policies
----------------------------------------------

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("First Liberty" or "the Company") conform to generally accepted accounting principles and to general practice within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1997. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year consolidated financial statements presentation.


2.  Earnings Per Share
----------------------

In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which sets forth new rules concerning the calculation and presentation of earnings per share information in financial statements. SFAS No. 128 replaces primary earnings per share with basic earnings per share which excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 replaces fully diluted earnings per share with diluted earnings per share which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. Diluted earnings per share assumes (i) the exercise of all stock options below the market price at December 31 or the average market price for the quarter and (ii) the conversion, if dilutive, of all convertible preferred stock as of the beginning of the year with the elimination of dividends declared. Additionally, the earnings per share calculations for the quarter ended December 31, 1996 have been restated to reflect the adoption of SFAS No. 128.

               FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
               ----------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Unaudited)
                                 -----------

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the quarters ended December 31, 1997 and 1996.

                                     For the Quarter Ended December 31, 1997
                                     ---------------------------------------
                                        Income         Shares      Per-Share
                                        ------         ------      ---------
                                     (Numerator)   (Denominator)     Amount
                                     -----------   -------------     ------
Basic Earnings Per Share:
Net income applicable
 to common stockholders               $3,623,829      7,735,619        $.47
                                                                       ====
Effect of Dilutive Securities:
Options                                                 172,921
                                      ----------     ----------
Diluted Earnings Per Share:
Net income applicable to common stock-
 holders plus assumed conversions     $3,623,829      7,908,540        $.46
                                      ==========     ==========        ====


                                     For the Quarter Ended December 31, 1996
                                     ---------------------------------------
                                        Income         Shares      Per-Share
                                        ------         ------      ---------
                                     (Numerator)   (Denominator)     Amount
                                     -----------   -------------     ------

Net income                            $2,965,737
Less preferred stock dividend            112,763
                                      ----------
Basic Earnings Per Share:
Net income applicable
 to common stockholders                2,852,974     7,115,862        $.40
                                                                      ====
Effect of Dilutive Securities:
Options                                                108,610
Convertible preferred stock              112,763       538,664
                                      ----------    ----------
Diluted Earnings Per Share:
Net income applicable to common stock-
 holders plus assumed conversions     $2,965,737      7,763,136       $.38
                                      ==========     ==========       ====



3.  Sale of Servicing
---------------------

During the three months ended December 31, 1997, Liberty Mortgage Corporation ("Liberty Mortgage"), the Company's mortgage banking subsidiary, sold bulk loan servicing rights with aggregate principal balances of $92 million, compared to $24 million, a year earlier. This resulted in recognizing a gain on the sale of servicing of $706,000 for the three months ended December 31, 1997 compared to $333,000 for the same period a year ago.

                FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                ----------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Unaudited)
                                 -----------


4.  Mortgage Servicing Rights
-----------------------------

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three month periods ended December 31, 1997 and 1996 (dollars in thousands).

                                                Three Months Ended
                                                ------------------
                                                    December 31,
                                            --------------------------
                                               1997             1996
                                            --------------------------
      Capitalized                            $1,225           $  770
      Sold                                    1,118                -
      Amortized                                 282              329
      Reserved                                    -                8
      Net investment at December 31           6,396            6,565

The estimated combined fair value of these assets exceeded the book value at December 31, 1997 and 1996. When determining fair value the Company considers the date of origination, the average note rate and the average remaining term and estimated prepayment speeds. The fair value is calculated by estimating the present value of future net servicing income.

Report of Independent Accountants
---------------------------------



To the Board of Directors
First Liberty Financial Corp.


We have reviewed the accompanying consolidated financial statements of First Liberty Financial Corp. and subsidiaries as of December 31, 1997 and for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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


Atlanta, Georgia
February 12, 1998

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

The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 4%. Liberty Bank was in compliance with its requirements at December 31, 1997.

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

The following table reflects Liberty Bank's compliance with its regulatory capital requirements at December 31, 1997 (dollars in thousands):

       Actual for Liberty Bank          Regulatory Requirement
---------------------------------------------------------------
                             % of                      % of
   Capital                 Adjusted                  Adjusted     Excess
 Requirement    Amount      Assets         Amount     Assets      Amount
--------------------------------------------------------------------------
  Tangible     $95,187       7.51%        $19,006      1.50%      $76,181
--------------------------------------------------------------------------
  Core         $96,450       7.60%        $38,050      3.00%      $58,400
--------------------------------------------------------------------------
  Risk-based  $107,171      11.61%        $73,824      8.00%      $33,347
--------------------------------------------------------------------------

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


Commitments
-----------

Commitments to originate loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate residential mortgage loans of approximately $108 million, including $12 million to be held in portfolio and $36 million on which the interest rate had not been locked-in at December 31, 1997. Commitments to sell residential mortgage loans and mortgage-backed securities for mandatory delivery were approximately $62 million at December 31, 1997. Also at December 31, 1997, the Company bought
$2 million of optional commitments to sell residential mortgage loans. Loans in process (which represent undisbursed loan commitments related to construction loans) and unused lines of credit amounted to $123 million at December 31, 1997.


Results of Operations
---------------------

The Company's consolidated net income for the quarter ended December 31, 1997 was $3.6 million compared to $3.0 million for the quarter ended December 31, 1996. Included in the Company's net income for 1996 were nonrecurring expenses relating to the Middle Georgia Bank ("MGB") merger which closed on November 15, 1996 totaling approximately $312,000, net of taxes.

The Company's net income is affected by the level of its non-interest income, non-interest expense and the level of earnings of its mortgage banking operations. However, the Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income").

Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities. The following tables reflect the effective yields and costs of funds for the three month periods ended December 31, 1997 and 1996 (dollars in thousands):

                                      Average Balance          Rate/Yield
                                      ---------------          ----------
                                    Three Months Ended     Three Months Ended
                                    ------------------     ------------------
                                        December 31,           December 31,
                                        ------------           ------------
                                      1997        1996       1997       1996
                                  ------------------------ -------------------
Interest-Earning Assets:
------------------------
  Loans                           $  884,645   $  815,229   9.44%       9.31%
  Securities                         266,701      244,359   6.45%       6.54%
  Federal funds sold and
    repurchase agreements             11,219       30,797   5.58%       5.01%
                                  ----------   ----------  -----       -----
All interest-earning assets       $1,162,565   $1,090,385   8.72%       8.57%
                                  ==========   ==========  -----       -----

Interest-Bearing Liabilities:
-----------------------------
  Deposits                        $  939,666   $  866,921   4.51%       4.32%
  Borrowings                         221,425      217,601   5.72%       6.07%
                                  ----------   ----------  -----       -----
All interest-bearing liabilities  $1,161,091   $1,084,522   4.74%       4.67%
                                  ==========   ==========  -----       -----

Interest rate spread              $    1,474   $    5,863   3.98%       3.90%
--------------------              ==========   ==========  =====       =====

Interest income as a percentage
-------------------------------
  of average earning assets                                 3.99%       3.92%
  -------------------------                                =====       =====

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense from the three month period ended December 31, 1997 to the three month period ended December 31, 1996 (dollars in thousands):

                                   December 31, 1997 vs December 31, 1996
                                --------------------------------------------
                                                    Due to
                                --------------------------------------------
                                                         Rate/
                                   Rate      Volume     Volume      Total
                                --------    --------   --------    --------
Changes in Interest Income:
---------------------------
  Loans                          $    278   $  1,615   $     24   $  1,917
  Securities                          (54)       365         (5)       306
  Federal funds sold and
    repurchase agreements              44       (245)       (28)      (229)
                                ---------   --------   --------   --------
Total interest income                 268      1,735         (9)     1,994
                                ---------   --------   --------   --------

Changes in Interest Expense:
----------------------------
  Deposits                            408        785         34      1,227
  Borrowings                         (186)        57         (3)      (132)
                                ---------   --------   --------   --------
Total interest expense                222        842         31      1,095
                                ---------   --------   --------   --------

Net interest income             $      46    $   893    $   (40)  $    899
                                =========    =======    =======   ========

The Company's provision for estimated loan losses was $1.4 million and $593,000 for the quarters ended December 31, 1997 and 1996, respectively. Charge-offs, net of recoveries, to the allowance for estimated loan losses were $941,000 during the three months ended December 31, 1997 compared to $481,000 for the same period a year earlier. The allowance for estimated loan losses at December 31, 1997 was $12.4 million or 169% of nonperforming loans compared to $11.3 million or 183% of nonperforming loans at December 31, 1996. Management estimates the provision to be reflective of recurring portfolio risk and would anticipate that the level of future loan loss provisions would continue with the level of loan growth.

The table below summarizes nonperforming assets at December 31, 1997 and 1996. Nonperforming assets consist of nonaccrual loans, real estate owned, other repossessed assets, and loans with interest or principal past due 90 days or more which are still accruing (dollars in thousands).

                                                    December 31,
                                         ---------------------------------
                                               1997             1996
                                         ---------------------------------
      Nonaccrual loans                       $ 7,314          $ 6,149
      Loans past due 90 days and accruing          -               25
      Foreclosed real estate                   4,760            3,531
      Other repossessed assets                   716              291
                                             -------          -------
        Total nonperforming assets           $12,790          $ 9,996
                                             =======          =======
      Total nonperforming assets as
        a percentage of total assets            1.00%             .82%
                                             =======          =======

Real estate owned before allowances for estimated losses increased to $4.7 million at December 31, 1997 from $3.3 million at September 30, 1997 reflecting foreclosures of $1.7 million, gross sales of $424,000 and capital expenditures of $114,000.

Liberty Mortgage originated loans during the three months ended December 31, 1997 totaling $101 million compared to $69 million during the same period a year earlier.

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines thevity in MSRs for the three month periods ended December 31, 1997 and 1996 (dollars in thousands).

                                               Three Months Ended
                                               ------------------
                                                    December 31,
                                           ----------------------------
                                               1997             1996
                                           ----------------------------
      Capitalized                            $1,225           $  770
      Sold                                    1,118                -
      Amortized                                 282              329
      Reserved                                    -                8
      Net investment at December 31           6,396            6,565

The estimated combined fair value of these assets exceeded the book value at December 31, 1997 and 1996. When determining fair value the Company considers the date of origination, the average note rate and the average remaining term and estimated prepayment speeds. The fair value is calculated by estimating the present value of future net servicing income. To the extent the actual or estimates of prepayments increase, a decline in fair value may require the establishment of an impairment reserve.

During the three months ended December 31, 1997, Liberty Mortgage sold bulk loan servicing rights with aggregate principal balances of $92 million, compared to $24 million, a year earlier. This resulted in recognizing a gain on the sale of servicing of $706,000 for the three months ended December 31, 1997 compared to $333,000 for the same period a year ago.

Noninterest income (net of gains on the sale of assets and MGB merger related items in fiscal 1997) increased $456,000 or 19% for the quarter ended December 31, 1997 as compared to the same quarter a year earlier. The increase was mainly in other income principally relating to a full quarter of operations at NewSouth in fiscal 1998 as compared to one month in fiscal 1997.

Noninterest expense (net of other real estate operations and MGB merger related expenses in fiscal 1997) for the three months ended December 31, 1997 increased $444,000 or 6% over the same period a year ago. The significant variance was in salaries, again relating to the full quarter of operations at NewSouth.


Accounting for Income Taxes
---------------------------

The Company's effective income tax rate for the quarters ended December 31, 1997 and 1996 was approximately 40% The Company's management has determined that it is more likely than not that its deferred tax assets will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at December 31, 1997 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

PART II - OTHER INFORMATION
---------------------------


Item 4.    Submission of Matters to a Vote of Securities Holders
-------    -----------------------------------------------------

           There were no matters submitted to a vote of securities holders during the quarter ended December 31, 1997.

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



                        FIRST LIBERTY FINANCIAL CORP.
                        -----------------------------




DATE:      February 13, 1998                    /s/  David L. Hall
      ----------------------------              ----------------------------
                                                David L. Hall
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Duly authorized, principal
                                                financial and accounting
                                                officer)

                         FIRST LIBERTY FINANCIAL CORP.
                         -----------------------------

                              Index of Exhibits



The following exhibits are filed as part of the Report.


Exhibit Number                  Description                             Page
--------------                  -----------                             ----


    11          Statements of Computation of Earnings Per Share          20
    15          Awareness Letter of Coopers & Lybrand                    21
    27          Financial Data Schedule