Form 10-Q
period 1998-03-31
FIRST LIBERTY FINANCIAL CORP
filed 1998-05-15
CIK 760077

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                               ------------------------------

                             OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
     SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-14417
                      ---------------------------------------

                FIRST LIBERTY FINANCIAL CORP.
-------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

         Georgia                             58-1680650
-------------------------------------------------------------
(State of incorporation) (I.R.S. Employer Identification No.)

 201 Second Street, Macon, Georgia               31297
-------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

                    (912) 743-0911
-------------------------------------------------------------
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

Exhibit index appears on page 22.

There were 11,627,242 shares of Common Stock outstanding as of May 14, 1998.

                       FIRST LIBERTY FINANCIAL CORP.
                       -----------------------------
                       QUARTERLY REPORT ON FORM 10-Q
                       -----------------------------
                    FOR THE QUARTER ENDED MARCH 31, 1998
                    ------------------------------------

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

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Financial Condition
----------------------------------------------
(Unaudited)
----------

                                               March 31,      September 30,
                                               ---------      -------------
                                                 1998             1997
----------------------------------------------------------------------------
                                                  (dollars in thousands)

Assets:
-------
Cash and due from banks                        $   44,354       $  31,197
Federal funds sold                                    901          20,237
Securities available-for-sale, at market value    303,666         255,902
Loans available-for-sale, net, at market value     67,458          29,560
Loans, net                                        846,162         864,044
Accrued interest receivable                         8,349           8,534
Premises and equipment, net                        24,248          24,789
Real estate, net                                    2,739           2,639
Intangible assets                                   8,541           9,098
Mortgage servicing rights                           8,327           6,571
Advances to attorneys for loans originated         32,002           8,106
Other assets                                        8,254           8,460
                                               ----------      ----------
   Total assets                                $1,355,001      $1,269,137
                                               ==========      ==========


Liabilities and Stockholders' Equity:
-------------------------------------
Deposits                                       $  979,317      $  945,322
Notes payable and other borrowed money            239,689         194,637
Securities sold under agreements to repurchase     23,159          19,815
Checks payable on loans originated                  3,097           1,709
Other liabilities                                  10,090          13,740
                                               ----------      ----------
   Total liabilities                            1,255,352       1,175,223
                                               ----------      ----------

Commitments and contingencies                           -               -

Stockholders' equity:
Common stock ($1.00 par value, 25,000,000
   shares authorized, 11,644,682 and 11,618,033
   shares issued, respectively, and 11,622,342 and
   11,595,693 shares outstanding, respectively)    11,645           7,753
  Additional paid-in capital                       34,683          38,505
  Retained earnings                                52,438          46,763
  Net unrealized gain on securities available-
   for-sale, net of taxes                           1,152           1,162
  Treasury stock at cost (22,340 shares)             (269)           (269)
                                               ----------      ----------
   Total stockholders' equity                      99,649          93,914
                                               ----------      ----------
    Total liabilities and stockholders' equity $1,355,001      $1,269,137
                                               ==========      ==========






The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income
---------------------------------
(Unaudited)                         Three Months Ended    Six Months Ended
-----------                         ------------------    ----------------
                                         March 31,             March 31,
                                 --------------------------------------------
                                      1998       1997       1998      1997
-----------------------------------------------------------------------------
                                (dollars in thousands, except per share data)
Interest Income:
----------------
Loans                               $20,775    $19,412    $41,657   $38,378
Securities                            4,383      4,081      8,686     8,077
Federal funds sold and
 repurchase agreements                   70        137        227       522
                                    -------    -------    -------   -------
  Total interest income              25,228     23,630     50,570    46,977
                                    -------    -------    -------   -------

Interest Expense:
-----------------
Deposits                             10,572      9,118     21,156    18,475
Short-term borrowings                 2,709      1,751      4,772     3,745
Long-term borrowings                    392      1,797      1,498     3,103
                                    -------    -------    -------   -------
  Total interest expense             13,673     12,666     27,426    25,323
                                    -------    -------    -------   -------
  Net interest income                11,555     10,964     23,144    21,654
Provision for estimated
  losses on loans                     1,272        616      2,670     1,210
                                    -------    -------    -------   -------
  Net interest income after provision
    for estimated losses on loans    10,283     10,348     20,474    20,444
                                    -------    -------    -------   -------

Non-interest Income:
--------------------
Loan servicing fees                     576        549      1,196     1,123
Gain on sale of investment securities     -         89          -       118
Gain on sale of loans and
  mortgage-backed securities            815        534      1,413       953
Gain on sale of servicing                91        389        797       722
Deposit account service charges       1,492      1,493      3,152     2,946
Other income                          1,015        450      1,586       721
                                    -------    -------    -------   -------
  Total non-interest income           3,989      3,504      8,144     6,583
                                    -------    -------    -------   -------
                                     14,272     13,852     28,618    27,027
                                    -------    -------    -------   -------

Non-interest Expense:
---------------------
Compensation, taxes and benefits      4,826      4,854      9,536     9,044
Occupancy and equipment               1,013        887      1,940     1,753
Advertising                             294        263        582       662
Professional fees                       195        211        464       834
Data processing                         389        234        684       466
Federal deposit insurance premiums      160         81        324       447
Amortization of intangible assets       278        278        557       557
Net cost of operation of
  other real estate                      15         20         44        79
Other expenses                        1,352      1,399      2,641     2,642
                                    -------    -------    -------   -------
  Total non-interest expense          8,522      8,227     16,772    16,484
                                    -------    -------    -------   -------
  Income before income tax expense    5,750      5,625     11,846    10,543
Income tax expense                    1,994      2,223      4,466     4,175
                                    -------    -------    -------   -------
  Net income                          3,756      3,402      7,380     6,368
Dividends on preferred stock              -          -          -       113
                                    -------    -------    -------   -------
  Net income applicable to common
    stockholders                    $ 3,756    $ 3,402    $ 7,380    $6,255
                                    =======    =======    =======   =======


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Income
---------------------------------
(Unaudited)                        Three Months Ended      Six Months Ended
-----------                        ------------------      ----------------
                                         March 31,             March 31,
                                 --------------------------------------------
                                      1998       1997       1998      1997
-----------------------------------------------------------------------------

Earnings Per Common Share:
--------------------------
  Basic                            $   .32     $   .31     $   .64    $   .57
  Diluted                          $   .32     $   .29     $   .62    $   .55

Dividends Per Common Share:        $   .08     $   .07     $   .15    $   .13
---------------------------

Average Number of Shares Outstanding:
-------------------------------------
  Basic                         11,622,342  11,091,994  11,612,973 10,880,596
  Diluted                       11,891,669  11,722,288  11,869,191 11,665,319







































The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------
(Unaudited)
-----------

                                                      Six Months Ended
                                                      ----------------
                                                          March 31,
                                                 --------------------------
                                                    1998             1997
----------------------------------------------------------------------------
                                                    (dollars in thousands)
Operating Activities:
---------------------
Cash flows from operating activities:
  Net income                                       $  7,380          $ 6,368
     Adjustments to reconcile net income
     to cash provided by(used in) operations:
     Depreciation                                     1,011              948
     Amortization of loan fees, net                     150               21
     Provision for estimated losses
       on loans and real estate                       2,732            1,259
     Amortization of intangibles                        557              557
     Dividends received on stock                          -             (143)
     Gain on sale of loans and securities            (1,413)          (1,071)
  Loans available-for-sale:
     Disbursements                                  (60,339)         (49,360)
     Purchases                                     (218,395)         (73,695)
     Sales                                          241,802          129,810
     Repayments                                         317               88
  Decrease in accrued interest receivable               185              402
  Increase(decrease) in accrued interest payable       (256)             108
  Other, net                                         (6,603)          (4,809)
                                                  ---------        ---------
    Total adjustments                               (40,252)           4,115
                                                  ---------        ---------
  Net cash provided by(used in)
    operating activities                            (32,872)          10,483
                                                  ---------        ---------

Investing Activities:
---------------------
Cash flows from investing activities:
  Net decrease in federal funds
    sold and repurchase agreements                   19,336           22,568
  Investment securities available-for-sale:
    Purchases                                       (42,202)         (39,927)
    Sales                                                 -            6,322
    Maturities                                       58,870           27,170
  Mortgage-backed securities available-for-sale:
    Purchases                                      (101,317)         (51,028)
    Sales                                                 -              194
    Repayments                                       50,054           27,113
  Net decrease(increase)in loans                      1,814          (54,453)
  Purchases of premises and equipment                  (739)          (1,833)
  Proceeds from sales of real estate                  1,860              282
  Net increase in advances to attorneys
    for loans originated                            (23,896)          (9,097)
                                                  ---------        ---------
  Net cash used in investing activities             (36,220)         (72,689)
                                                  ---------        ---------


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
----------------------------------------------
Consolidated Statements of Cash Flows, continued
------------------------------------------------
(Unaudited)
-----------
                                                         Six Months Ended
                                                         ----------------
                                                              March 31,
                                                      ------------------------
                                                        1998            1997
------------------------------------------------------------------------------
                                                       (dollars in thousands)
Financing Activities:
---------------------
Cash flows from financing activities:
  Net increase in deposits                             34,021          21,426
  Notes payable and other borrowed money:
    Proceeds                                          155,500         233,000
    Repayments                                       (110,449)       (233,000)
  Net increase in securities sold
    under agreements to repurchase and fed
    funds sold                                          3,344          47,013
  Net increase (decrease) in checks payable
    on loans originated                                 1,388          (2,115)
  Issuance of common stock                                 70             419
  Redemption of preferred stock                             -             (38)
  Redemption of  convertible subordinated debentures        -             (32)
  Dividends paid on stock                              (1,625)         (1,463)
                                                    ---------       ---------
  Net cash provided by financing activities            82,249          65,210
                                                    ---------       ---------

Net increase in cash and due from banks                13,157           3,004
Cash and due from banks beginning of period            31,197          40,015
                                                    ---------       ---------
Cash and due from banks end of period                $ 44,354         $43,019
                                                    =========       =========

Supplemental Disclosures of
---------------------------
  Cash Flow Information:
  ----------------------
Cash paid during the year for:
  Interest                                           $ 27,682         $25,215
  Income taxes                                          4,732           1,885
Noncash investing and financing activities:
  Real estate foreclosed                             $  2,722         $ 1,283
  Financing of sales of foreclosed real estate          1,099             400
  Dividends declared, unpaid on common stock              852             771
  Mortgage loans securitized into mortgage-
    backed securities                                  13,427               -







The accompanying notes are an integral part of the consolidated financial statements.

              FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
              ----------------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
                               (Unaudited)
                               -----------


1.  Summary of Significant Accounting Policies
----------------------------------------------

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("First Liberty" or "the Company") conform to generally accepted accounting principles and to general practices within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1997. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

All references to numbers of shares, per share amounts, stock option data and market prices have been restated to give retroactive effect to the three-for-two stock split in the form of a stock dividend which was effective April 27, 1998. At March 31, 1998 $3.9 million was transferred from additional paid-in capital to common stock to reflect the stock split.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year consolidated financial statements presentation.

2.  Earnings Per Share
----------------------

In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which sets forth new rules concerning the calculation and presentation of earnings per share information in financial statements. SFAS No. 128 replaces primary earnings per share with basic earnings per share which excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 replaces fully diluted earnings per share with diluted earnings per share which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. Diluted earnings per share assumes
(i) the exercise of all stock options below the market price at March 31 or the average market price for the quarter and (ii) the conversion, if dilutive, of all convertible preferred stock as of the beginning of the year with the elimination of dividends declared. Additionally, the earnings per share calculations for the three and six months ended March 31, 1997 have been restated to reflect the adoption of SFAS No. 128.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended March 31, 1998 and 1997.

                                                           For the Three Months Ended
                               -------------------------------------------------------------------------------
                                             March 31, 1998                          March 31, 1997
                               ---------------------------------------  --------------------------------------
                                  Income        Shares      Per-Share     Income        Shares      Per-Share
                                  ------        ------      ---------     ------        ------      ---------
                                (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                               ---------------------------------------  --------------------------------------

Net income                      $3,755,739                              $3,402,421
Less preferred stock dividend            -                                     388
                                ----------                              ----------

Basic Earnings Per Share:
-------------------------
Net income applicable to
 common stockholders            $3,755,739     11,622,342      $0.32    $3,402,033     11,091,994      $0.31
                                ==========                              ==========

Effect of Dilutive Securities:
------------------------------
 Options                                          269,327                                 154,011
 Convertible preferred stock                            -                                 476,283
                                               ----------                              ----------

Diluted Earnings Per Share:
---------------------------
Net income applicable to common
 stockholders plus assumed
 conversions                    $3,755,739     11,891,669      $0.32    $3,402,421     11,722,288      $0.29
                                ==========     ==========               ==========     ==========





                                                               For the Six Months Ended
                                ----------------------------------------------------------------------------------
                                               March 31, 1998                            March 31, 1997
                                -----------------------------------------  ---------------------------------------
                                   Income          Shares       Per-Share     Income         Shares     Per-Share
                                   ------          ------       ---------     ------         ------     ---------
                                 (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)   Amount
                                -----------------------------------------  ---------------------------------------
Net income                       $7,379,568                                 $6,368,158
Less preferred stock dividend             -                                    113,151
                                 ----------                                 ----------

Basic Earnings Per Share:
-------------------------
Net income applicable to
 common stockholders             $7,379,568      11,612,973       $0.64     $6,255,007     10,880,596      $0.57
                                 ==========                                 ==========

Effect of Dilutive Securities:
------------------------------
 Options                                            256,218                                   140,761
 Convertible preferred stock                              -                                   643,962
                                                 ----------                                ----------

Diluted Earnings Per Share:
---------------------------
Net income applicable to common
 stockholders plus assumed
 conversions                    $7,379,568       11,869,191       $0.62     $6,368,158     11,665,319      $0.55
                                ==========       ==========                 ==========     ==========

3.  Sale of Servicing
---------------------

During the three and six months ended March 31, 1998, Liberty Mortgage Corporation ("Liberty Mortgage"), the Company's mortgage banking subsidiary, sold bulk loan servicing rights with aggregate principal balances of $9 million and $101 million, respectively, compared to $48 million and $72 million, respectively, a year earlier. This resulted in the recognition of a gain on the sale of servicing of $91,000 and $797,000 for the three and six months ended March 31, 1998 compared to $389,000 and $722,000, respectively, for the same periods a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months.


4.  Mortgage Servicing Rights
-----------------------------

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three and six month periods ended March 31, 1998 and 1997 (dollars in thousands).

                                  Three Months Ended     Six Months Ended
                                  ------------------     ----------------
                                        March 31,            March 31,
                                  ---------------------------------------
                                    1998       1997      1998       1997
                                  ---------------------------------------
Capitalized                        $2,241      $939     $3,466     $1,709
Sold                                    -       294      1,118        294
Amortized                             310       348        592        677
Recovered                               -         8          -          -
Net Investment at March 31,                              8,327      6,870

The estimated combined fair value of these assets exceeded the book value at March 31, 1998 and 1997. When determining fair value the Company considers the date of origination, the average note rate, the average remaining term and estimated prepayment speed. The fair value is calculated by estimating the present value of future net servicing income.


5.  Recently Issued Accounting Standards
----------------------------------------

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans.
SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", were issued. Management has not yet determined the impact of SFAS No. 132 on the Company's future disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

6.  Acquisitions
----------------

On April 28, 1998, the Company announced an agreement to acquire
Peoples Banking Corporation ("PBC") in Blackshear, Georgia. PBC is the holding company for Peoples Bank which has two offices, one each in Blackshear and Waycross, Georgia. PBC has approximately $90 million in assets and $80 million in deposits. This transaction is expected to close in the fall of 1998, subject to regulatory approval.

On February 19, 1998, the Company announced an agreement to acquire Southland Bank Corporation of Georgia ("SBC") in Douglas, Georgia. SBC is the holding company for Coffee County Bank which has three offices in Douglas, Georgia and Southland Bank which has two offices, one each in Butler and Roberta, Georgia. SBC has approximately $149 million in assets, $123 million in deposits and $96 million in loans. This transaction is expected to close in the third quarter of fiscal 1998, subject to regulatory approval.

These transactions, if approved, are expected to be accounted for utilizing the pooling-of-interests method of accounting.


7.  Subsequent Events
---------------------

Effective May 11, 1998 the Company's Board of Directors rescinded the stock repurchase plan initially approved on October 29, 1997. No shares were repurchased under the plan prior to its rescission.

                          Coopers & Lybrand L.L.P.
                          1100 Campanile Building
                           1155 Peachtree Street
                          Atlanta, Georgia  30309


Report of Independent Accountants

To the Board of Directors
First Liberty Financial Corp.

We have reviewed the accompanying consolidated financial statements of First Liberty Financial Corp. and subsidiaries as of March 31, 1998 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
May 13, 1998

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

The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 4%. Liberty Bank was in compliance with its requirements at March 31, 1998.

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

The following table reflects Liberty Bank's compliance with regulatory capital requirements at March 31, 1998 (dollars in thousands):

      Actual for Liberty Bank          Regulatory Requirement
-------------------------------------------------------------------

                            % of                      % of
  Capital                 Adjusted                  Adjusted     Excess
 Standard       Amount     Assets        Amount      Assets      Amount
----------------------------------------------------------------------------

Tangible       $ 89,299      6.63%       $20,218      1.50%      $69,081
----------------------------------------------------------------------------
Core           $ 90,481      6.71%       $53,961      4.00%      $36,520
----------------------------------------------------------------------------
Risk-based     $100,509     10.51%       $76,528      8.00%      $23,981
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

Commitments
-----------

Commitments to originate or purchase loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate or purchase residential mortgage loans of approximately $220 million, including $4.2 million to be held in portfolio and $56 million on which the interest rate had not been locked-in at March 31, 1998. Commitments to sell residential mortgage loans and mortgage-backed securities for mandatory delivery were approximately $146 million at March 31, 1998. Also at March 31, 1998, the Company bought $7.0 million of optional commitments to sell residential mortgage loans. Loans in process (which represent undisbursed loan commitments related to construction loans) and unused lines of credit amounted to $140 million at March 31, 1998.

Results of Operations
---------------------

The Company's consolidated net income for the three and six months ended March 31, 1998 was $3.8 million and $7.4 million, respectively, compared to $3.4 million and $6.4 million for the three and six months ended March 31, 1997, respectively. Included in the Company's net income for the six months ended March 31, 1997 were nonrecurring expenses related to the Middle Georgia Bank ("MGB") merger which closed on November 15, 1996 totaling approximately $312,000, net of taxes.

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

The following tables reflect the effective yields and costs of funds for the three and six month periods ended March 31, 1998 and 1997 (dollars in thousands):

                                      Average Balance          Rate/Yield
                                      ---------------          ----------
                                    Three Months Ended     Three Months Ended
                                    ------------------     ------------------
                                         March 31,              March 31,
                                         ---------              ---------
                                       1998       1997         1998    1997
                                  ----------------------  --------------------
Interest-Earning Assets:
------------------------
  Loans                            $  872,211  $  849,496      9.53%   9.14%
  Securities                          275,150     249,042      6.37%   6.55%
  Federal funds sold and
    repurchase agreements               5,662      10,714      4.94%   5.12%
                                   ----------  ----------      -----   -----
All interest-earning assets        $1,153,023  $1,109,252      8.75%   8.52%
                                   ==========  ==========      -----   -----

Interest-Bearing Liabilities:
-----------------------------
  Deposits                         $  962,066  $  863,108      4.40%   4.23%
  Borrowings                          223,086     238,742      5.56%   5.94%
                                   ----------  ----------      -----   -----
All interest-bearing liabilities   $1,185,152  $1,101,850      4.61%   4.60%
                                   ==========  ==========      -----   -----

Interest rate spread                                           4.14%   3.92%
--------------------                                           =====   =====

Interest income as a percentage
-------------------------------
  of average earning assets                                    4.01%   3.95%
  -------------------------                                    =====   =====


                                       Average Balance         Rate/Yield
                                       ---------------         ----------
                                      Six Months Ended      Six Months Ended
                                      ----------------      ----------------
                                           March 31,            March 31,
                                           ---------            ---------
                                      1998        1997         1998    1997
                                   ----------------------  -------------------
Interest-Earning Assets:
------------------------
  Loans                            $  877,895  $  831,572      9.49%   9.23%
  Securities                          270,878     246,675      6.41%   6.55%
  Federal funds sold and
    repurchase agreements               8,471      20,866      5.35%   5.01%
                                   ----------  ----------      -----   -----
All interest-earning assets        $1,157,244  $1,099,113      8.74%   8.55%
                                   ==========  ==========      -----   -----

Interest-Bearing Liabilities:
-----------------------------
  Deposits                         $  950,743  $  866,249      4.45%   4.27%
  Borrowings                          221,644     226,332      5.66%   6.05%
                                   ----------  ----------      -----   -----
All interest-bearing liabilities   $1,172,387  $1,092,581      4.68%   4.64%
                                   ==========  ==========      -----   -----

Interest rate spread                                           4.06%   3.91%
--------------------                                           =====   =====

Interest income as a percentage
-------------------------------
  of average earning assets                                    4.00%   3.94%
  -------------------------                                    =====   =====

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense for the six month period ended March 31, 1998 to the six month period ended March 31, 1997 (dollars in thousands):

                                    March 31, 1998   vs   March 31,1997
                                -------------------------------------------
                                                   Due To
                                -------------------------------------------
                                                         Rate/
                                   Rate     Volume      Volume     Total
                                  -------  --------    --------   -------
Changes in Interest Income:
---------------------------
  Loans                           $1,081    $2,138      $   60    $3,279
  Securities                        (167)      792         (16)      609
  Federal funds sold and
    repurchase agreements             36      (310)        (21)     (295)
                                  ------    ------      ------    ------
Total interest income                950     2,620          23     3,593
                                  ------    ------      ------    ------

Changes in Interest Expense:
----------------------------
  Deposits                           801     1,802          78     2,681
  Borrowings                        (445)     (142)          9      (578)
                                  ------    ------      ------    ------
Total interest expense               356     1,660          87     2,103
                                  ------    ------      ------    ------
Net interest income               $  594    $  960      $  (64)   $1,490
                                  ======    ======      ======    ======


Loans held for investment declined by $17 million to $859 million at March 31, 1998 from $876 million at September 30, 1998 principally representing (i) $40 million in run-off of the Company's indirect auto loan portfolio (a line of buisness which it exited in November, 1997) and (ii) increased prepayments in real estate loans.

Changes in the allowance for estimated losses on loans for the three and six months ended March 31, 1998 and 1997 are as follows
(dollars in thousands).

                                      Three Months Ended     Six Months Ended
                                      ------------------     ----------------
                                           March 31,             March 31,
                                      ---------------------------------------
                                        1998       1997       1998      1997
                                      ---------------------------------------
Provision for estimated losses          $1,272      $616    $ 2,670   $ 1,210
Charge-offs, net of recoveries             852       980      1,793     1,613

Allowance for loan losses March 31,                          12,781    10,748
Allowance for loan losses as a
  percentage of:
  Non-performing loans                                      175.37%   186.50%
  Loans held-for-investment                                    1.49      1.26

Management estimates the provision to be reflective of portfolio risk and would anticipate the level of future loan loss provisions to be concurrent with the recent trend of decline in net charge-offs.

The table below summarizes non-performing assets at March 31, 1998 and March 31, 1997. Non-performing assets consist of non-accrual loans, foreclosed real estate, other repossessed assets, and loans with interest or principal past due 90 days or more which are still accruing (dollars in thousands).

                                                       March 31,
                                             ---------------------------
                                                  1998          1997
                                             ---------------------------
  Non-accrual loans                             $ 7,288        $5,763
  Foreclosed real estate                          3,361         4,059
  Other repossessed assets                          489           296
                                                -------       -------
    Total non-performing assets                 $11,138       $10,118
                                                =======       =======
  Total non-performing assets as
    a percentage of total assets                    .82%          .81%
                                                =======       =======

Foreclosed real estate before allowance for estimated losses increased $29,000 to $3.4 million at March 31, 1998 from $3.3 million at September 30, 1997 reflecting foreclosures of $2.7 million, gross sales of $2.9 million and capital expenditures of $236,000.

Liberty Mortgage originated loans during the three and six months ended March 31, 1998 totaling $191 million and $292 million, respectively, compared to $67 million and $136 million for the same periods a year earlier.

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three and six month periods ended March 31, 1998 and 1997 (dollars in thousands).

                                    Three Months Ended     Six Months Ended
                                    ------------------     -----------------
                                          March 31,            March 31,
                                    ----------------------------------------
                                      1998       1997       1998      1997
                                    ----------------------------------------
Capitalized                          $2,241      $939      $3,466    $1,709
Sold                                      -       294       1,118       294
Amortized                               310       348         592       677
Recovered                                 -         8           -         -
Net Investment at March 31,                                 8,327     6,870

The estimated combined fair value of these assets exceeded the book value at March 31, 1998 and 1997. When determining fair value the Company considers the date of origination, the average note rate, the average remaining term and estimated prepayment speed. The fair value is calculated by estimating the present value of future net servicing income.

During the three and six months ended March 31, 1998, Liberty Mortgage sold bulk loan servicing rights with aggregate principal balances of $9 million and $101 million, respectively, compared to $48 million and $72 million, respectively, a year earlier. This resulted in the recognition of a gain on the sale of servicing of $91,000 and $797,000 for the three and six months ended March 31, 1997 compared to $389,000 and $722,000, respectively, for the same periods a year ago. The servicing rights sold generally related to loans originated for sale and sold within the last six months.

Non-interest income net of gains on the sale of assets (and MGB merger related items totaling $94,000 in fiscal 1997) increased
$1.1 million (or 21%) during the six months ended March 31, 1998 as compared to the same period a year earlier and $591,000 or (24%) for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The significant contributor in both the three and six month comparisons was in other income resulting in float revenue from increased official check volume at Liberty Mortgage.

The six month comparison also included NewSouth operations for the whole period as compared to four months in fiscal 1997.

Non-interest expense (net of MGB merger related expenses totaling $423,000 in fiscal 1997) for the six months ended March 31, 1998 increased $711,000 (or 4%) over the same period a year ago, and $295,000 (or 4%) for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. One notable increase in the six month comparison was in compensation and benefits, reflecting six months operations of NewSouth in fiscal 1998 as compared to four months operations in fiscal 1997. The significant variance in the three month comparison was an increase in occupancy and equipment resulting from several items, none of which were significant.

Accounting for Income Taxes
---------------------------

The Company's effective income tax rate for the three and six months ended March 31, 1998 was 34.7% and 37.7%, respectively compared to 39.5% and 39.6%, respectively, a year earlier. The Company's management has determined that it is more likely than not that its deferred tax assets will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at March 31, 1998 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

Recently Issued Accounting Standards
------------------------------------

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans.
SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", were issued. Management has not yet determined the impact of SFAS No. 132 on the Company's future disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

Acquisitions
------------

On April 28, 1998, the Company announced an agreement to acquire Peoples Banking Corporation ("PBC") in Blackshear, Georgia. PBC is the holding company for Peoples Bank which has which has two offices, one each in Blackshear and Waycross, Georgia. PBC has approximately $90 million in assets and $80 million in deposits. This transaction is expected to close in the fall of 1998, subject to regulatory approval. The transaction, if approved, is expected to be accounted for utilizing the pooling-of-interests method of accounting.

On February 19, 1998, the Company announced an agreement to acquire Southland Bank Corporation of Georgia ("SBC") in Douglas, Georgia. SBC is the holding company for Coffee County Bank which has three offices in Douglas, Georgia and Southland Bank which has two offices, one each in Butler and Roberta, Georgia. SBC has approximately $149 million in assets, $123 million in deposits and $96 million in loans. This transaction is expected to close in the third quarter of fiscal 1998, subject to regulatory approval. The transaction, if approved, is expected to be accounted for utilizing the pooling-of-interests method of accounting.

Subsequent Events
-----------------

Effective May 11, 1998 the Company's Board of Directors rescinded the stock repurchase plan initially approved on October 29, 1997.
No shares were repurchased under the plan prior to its rescission.

PART II - Other information
---------------------------

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------

     The Registrant's 1998 Annual Meeting of Stockholders was held on January 28, 1998. The following directors were elected for terms expiring at the 2001 annual meeting and the votes for each nominees were as follows:

                                          For             Withhold
                                       ---------          ---------

       F. Don Bradford                 6,470,484             45,931
       Richard W. Carpenter            6,412,202            104,213
       Harold W. Peavy, Jr.            6,469,784             46,631


Item 6.  Exhibits and Reports Filed on Form 8-K
-----------------------------------------------

     (a)   Exhibits

     Exhibit 15   - Awareness Letter of Coopers & Lybrand L.L.P.
     Exhibit 27   - Financial Data Schedule

     (b)   Reports Filed on Form 8-K

     None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      FIRST LIBERTY FINANCIAL CORP.
                      -----------------------------




  DATE:       May 14, 1998              /s/  David L. Hall
        -----------------------         ----------------------------
                                        David L. Hall
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Duly authorized, principal
                                        financial and principal accounting
                                        officer)

                       FIRST LIBERTY FINANCIAL CORP.
                       -----------------------------

                             Index of Exhibits



The following exhibits are filed as part of the Report.


Exhibit No.                        Description                       Page
-----------      ------------------------------------------------    ----



  15             Awareness Letter of Coopers & Lybrand L.L.P.         23

  27             Financial Data Schedule                               -