Form 10-Q
period 1998-06-30
FIRST LIBERTY FINANCIAL CORP
filed 1998-08-20
CIK 760077

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                               ------------------------------

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number _______________________________________

                        FIRST LIBERTY FINANCIAL CORP.
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Georgia                             58-1680650
        --------------------------------------------------------------
        (State of incorporation) (I.R.S. Employer Identification No.)

            201 Second Street, Macon, Georgia               31201
        --------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

                                (912) 743-0911
        --------------------------------------------------------------
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

Exhibit index appears on page 22.

THERE WERE 13,368,840 SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 19, 1998.

                       FIRST LIBERTY FINANCIAL CORP.
                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1998

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


PART II - OTHER INFORMATION
----------------------------


    Index of Exhibits                                             22


First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                                June 30      September 30
                                               ---------     ------------
                                                 1998             1997
-------------------------------------------------------------------------
                                                 (dollars in thousands)
Assets:
--------
Cash and due from banks                        $   70,257       $  39,323
Federal funds sold                                  1,915          26,187
Securities available-for-sale                     311,275         280,146
Loans available-for-sale, net                      67,136          29,560
Loans, net                                        943,753         967,237
Accrued interest receivable                        10,125          10,173
Premises and equipment, net                        27,918          27,922
Real estate, net                                    2,170           2,854
Intangible assets                                   9,899          10,794
Mortgage servicing rights                          11,651           6,571
Advances to attorneys for loans originated         37,785           8,106
Other assets                                       17,892           9,222
                                               ----------      ----------
   Total assets                                $1,511,776      $1,418,095
                                               ==========      ==========

Liabilities and Stockholders' Equity:
------------------------------------
Deposits                                       $1,078,210      $1,068,487
Notes payable and other borrowed money            229,675         197,399
Securities sold under agreements to repurchase     60,803          26,099
Checks payable on loans originated                  3,351           1,709
Other liabilities                                  22,421          14,564
                                               ----------      ----------
   Total liabilities                            1,394,460       1,308,258
                                               ----------      ----------
Commitments and contingencies                          --              --

Stockholders' equity:
Common stock ($1.00 par value, 25,000,000
   shares authorized, 13,391,180 and 13,471,618
   shares issued, respectively, and 13,368,840
   and 13,335,959 shares outstanding,
   respectively)                                   13,391          13,472
Additional paid-in capital                         38,483          38,435
Retained earnings                                  64,825          58,161
Net unrealized gain on securities available-
   for-sale, net of taxes                             886           1,246
Unearned compensation - restricted stock               --             (47)
Treasury stock at cost (22,340 and 136,659
shares, respectively)                                (269)         (1,430)
                                               ----------      ----------
   Total stockholders' equity                     117,316         109,837
                                               ----------      ----------
    Total liabilities and stockholders' equity $1,511,776      $1,418,095
                                               ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Income

(Unaudited)                         Three Months Ended     Nine Months Ended
------------                        ------------------    ------------------
                                        June 30                June 30
                                    1998       1997        1998       1997
-----------------------------------------------------------------------------
                                (dollars in thousands, except per share data)
Interest Income:
-----------------

Loans                               $23,345    $22,524    $69,718   $65,270
Securities                            5,269      4,762     14,942    13,903
Federal funds sold and
 repurchase agreements                   78        302        442       869
                                    -------    -------    -------   -------
  Total interest income              28,692     27,588     85,102    80,042
                                    -------    -------    -------   -------

Interest Expense:
-----------------
Deposits                             11,669     11,152     35,075    31,659
Short-term borrowings                 3,001      1,613      8,012     5,601
Long-term borrowings                    521      1,999      2,019     5,102
                                    -------    -------    -------   -------
  Total interest expense             15,191     14,764     45,106    42,362
                                    -------    -------    -------   -------
  Net interest income                13,501     12,824     39,996    37,680
Provision for estimated
  losses on loans                     1,197      2,370      4,433     4,343
                                    -------    -------    -------   -------
  Net interest income after
    provision for estimated losses
    on loans                         12,304     10,454     35,563    33,337
                                    -------    -------    -------   -------

Non-interest Income:
--------------------
Loan servicing fees                     906        530      2,102     1,653
Gain on sale of investment securities   184         (2)       261       117
Gain on sale of loans and
  mortgage-backed securities          1,706        617      3,119     1,792
Gain on sale of servicing                 -          -        797       722
Deposit account service charges       1,829      1,737      5,378     5,088
Other income                            981        701      2,914     1,773
                                    -------    -------    -------   -------
  Total non-interest income           5,606      3,583     14,571    11,145
                                    -------    -------    -------   -------
                                     17,910     14,037     50,134    44,482
                                    -------    -------    -------   -------


Non-interest Expense:
--------------------

Compensation, taxes and benefits      6,566      5,347     17,508    15,745
Occupancy and equipment               1,267      1,066      3,539     3,103
Advertising                             323        426        923     1,114
Professional fees                       972        233      1,561     1,141
Data processing                       1,880        329      2,781       984
Federal deposit insurance premiums      174        155        506       609
Amortization of intangible assets       309        308        926       925
Net cost of operation of
  other real estate                     (27)       103         17       193
Other expenses                        1,747      1,651      4,784     4,746
                                    -------    -------    -------   -------
  Total non-interest expense         13,211      9,618     32,545    28,560
                                    -------    -------    -------   -------
  Income before income tax expense    4,699      4,419     17,589    15,922
Income tax expense                    2,054        513      6,802     4,993
                                    -------    -------    -------   -------
  Net income                          2,645      3,906     10,787    10,929
Dividends on preferred stock             --         --         --       113
                                    -------    -------    -------   -------
  Net income applicable to common
    stockholders                    $ 2,645    $ 3,906    $10,787   $10,816
                                    =======    =======    =======   =======


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Income


(Unaudited)                        Three Months Ended      Nine Months Ended
----------                        ------------------      ----------------
                                         June 30                June 30
                                  -------------------------------------------
                                      1998       1997       1998      1997
------------------------------------------------------------------------------
Earnings Per Common Share:
-------------------------
  Basic                            $   .20     $   .29     $   .81    $   .83
  Diluted                          $   .19     $   .29     $   .79    $   .79

Dividends Per Common Share:        $   .07     $   .06     $   .21    $   .19
--------------------------

Average Number of Shares Outstanding:
------------------------------------
  Basic                         13,365,342  13,326,436  13,356,607 12,883,267
  Diluted                       13,669,707  13,495,494  13,657,796 13,463,851


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)


                                                     Nine Months Ended
                                                     -----------------
                                                        June 30,
                                                 --------------------------
                                                    1998             1997
--------------------------------------------------------------------------------
                                                   (dollars in thousands)
Operating Activities:
----------------------
Cash flows from operating activities:
  Net income                                      $  10,787        $  10,929
     Adjustments to reconcile net income
     to cash provided by(used in) operations:
     Depreciation                                     1,753            1,614
     Deferred Income tax benefit(expense)              (244)            (328)
     Amortization of loan fees, net                     341               69
     Provision for estimated losses
       on loans and real estate                       4,626            4,473
     Amortization of intangibles                        926              926
     Dividends received on stock                        (23)            (233)
     Gain on sale of loans and securities            (3,380)          (1,909)
     Loss on the sale of other real estate               --               14
  Loans available-for-sale:
     Disbursements                                 (100,760)         (71,175)
     Purchases                                     (407,374)        (124,552)
     Sales                                          474,238          205,647
     Repayments                                         532              123
  Increase in accrued interest receivable             1,300             (320)
  Increase(decrease) in accrued interest payable        156              669
  Other, net                                         (7,801)          (4,666)
                                                  ---------        ---------
    Total adjustments                               (35,710)          21,937
                                                  ---------        ---------
  Net cash provided by(used in)
    operating activities                            (24,923)          21,281
                                                  ---------        ---------

Investing Activities:
--------------------
Cash flows from investing activities:
  Net decrease in federal funds
    sold and repurchase agreements                   24,272           16,007
  Investment securities available-for-sale:
    Purchases                                       (53,503)         (48,942)
    Sales                                            11,622            8,805
    Maturities                                       66,819           31,009
 Investment securities held-to-maturity:
    Purchases                                          (500)          (1,588)
    Sales                                                --               --
    Maturities                                        1,076            1,953
 Mortgage-backed securities available-for-sale:
    Purchases                                      (132,874)         (51,028)
    Sales                                                --            1,686
    Repayments                                       92,011           39,424
  Net decrease(increase)in loans                     31,547          (78,931)
  Purchases of premises and equipment                (1,174)          (3,699)
  Purchases of assets held for sale                      (2)             (73)
  Proceeds from sales of real estate                  2,177              622
  Cash surrender value of life insurance                 13               --
  Net increase in advances to attorneys
    for loans originated                            (29,679)          (7,550)
                                                  ---------        ---------
  Net cash used in investing activities              11,805        (124,319)
                                                  ---------        ---------


The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows, continued
(Unaudited)


                                                         Nine Months Ended
                                                         ----------------
                                                              June 30
                                                        ---------------------
                                                        1998            1997
-----------------------------------------------------------------------------
                                                       (dollars in thousands)
Financing Activities:
----------------------
Cash flows from financing activities:
  Net increase in deposits                             19,007          94,653
  Notes payable and other borrowed money:
    Proceeds                                          188,344         233,179
    Repayments                                       (198,357)       (233,236)
  Net increase in securities sold
    under agreements to repurchase and fed
    funds sold                                         36,059          19,339
  Net increase (decrease) in checks payable
    on loans originated                                 1,642          (2,488)
  Issuance of common stock                                 81             494
  Redemption of preferred stock                            --             (38)
  Redemption of  convertible subordinated debentures       --             (32)
  Sale(purchase) of treasury stock                         --          (1,073)
  Dividends paid on stock                              (2,724)         (2,486)
                                                    ---------       ---------
  Net cash provided by financing activities            44,052         108,312
                                                    ---------       ---------

Net increase in cash and due from banks                30,934           5,274
Cash due from banks, beginning of period               39,323         130,848
                                                    ---------       ---------
Cash due from banks, end of period                  $  70,257       $ 136,122
                                                    =========       =========

Supplemental Disclosures of
---------------------------
  Cash Flow Information:
  ----------------------
Cash paid during the year for:
  Interest                                          $  42,253       $  40,731
  Income taxes                                          7,242           4,826
Noncash investing and financing activities:
  Real estate foreclosed                            $   3,128       $   1,413
  Financing of sales of foreclosed real estate          1,645             558
  Dividends declared, unpaid on common stock              872             772
  Mortgage loans securitized into mortgage-
    backed securities                                  13,427              --



The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("First Liberty" or "the Company") conform to generally accepted accounting principles and to general practices within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1997. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

All references to numbers of shares, per share amounts, stock option data and market prices have been restated to give retroactive effect to the three-for-two stock split in the form of a stock dividend which was effective April 27, 1998.

On June 19, 1998, the Company consummated the merger with Southland Banking Corporation of Georgia ("SBC") and is utilizing the pooling-of-interests method to record the transaction. Accordingly, the financial statements and related notes have been restated to give retroactive effect to the merger.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year consolidated financial statements presentation.

2.  Earnings Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which sets forth new rules concerning the calculation and presentation of earnings per share information in financial statements. SFAS No. 128 replaces primary earnings per share with basic earnings per share which excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 replaces fully diluted earnings per share with diluted earnings per share which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. Diluted earnings per share assumes

(i) the exercise of all stock options below the market price at June 30 or the average market price for the quarter and (ii) the conversion, if dilutive, of all convertible preferred stock as of the beginning of the year with the elimination of dividends declared. Additionally, the earnings per share calculations for the three and nine months ended June 30, 1997 have been restated to reflect the adoption of SFAS No. 128.

                                                                FOR THE THREE MONTHS ENDED
                                                  June 30, 1998                               June 30, 1997
                                       Income        Shares        Per-Share      Income         Shares          Per-Share
                                     (Numerator)  (Denominator)      Amount    (Numerator)    (Denominator)       Amount
                                     -----------  -------------      ------    -----------    -------------       ------
NET INCOME                            $2,645,000                                 3,906,000
Less: preferred Dividend                       -                                         -
                                      ----------                                ----------

BASIC EARNINGS PER SHARE:
Net income applicable to
common stockholders                   $2,645,000    13,365,342       $0.20      $3,906,000      13,326,436          $0.29
                                      ==========                                ==========

EFFECT OF DILUTIVE SECURITIES:
  Options                                              304,365                                     169,058
  Convertible preferred stock                                -                                           -
                                                    ----------                                  ----------

DILUTED EARNINGS PER SHARE
Net income applicable to common
stockholders plus assumed conversions $2,645,000    13,669,707       $0.19      $3,906,000      13,495,494          $0.29

                                                                       FOR THE NINE MONTHS ENDED
                                                    June 30, 1998                               June 30, 1997
                                        Income          Shares       Per-Share       Income         Shares          Per-Share
                                      (Numerator)   (Denominator)      Amount     (Numerator)    (Denominator)       Amount
                                      -----------   -------------      ------     -----------    -------------       ------

NET INCOME                            $10,786,715                                  10,816,000
Less: preferred Dividend                      -                                       113,000
                                      -----------                                 -----------

BASIC EARNINGS PER SHARE:
Net income applicable to
common stockholders                   $10,786,715     13,356,607        $0.81     $10,703,000     12,883,267           0.83
                                      ===========                                 ===========

EFFECT OF DILUTIVE SECURITIES:
  Options                                                301,189                                    151,275
  Convertible preferred stock                                  -                                    429,309
                                                      ----------                                  ---------

DILUTED EARNINGS PER SHARE
Net income applicable to common
stockholders plus assumed conversions $10,786,715     13,657,796        $0.79     $10,703,000     13,463,851          $0.79


3.  Sale of Servicing

During the nine months ended June 30, 1998, Liberty Mortgage Corporation ("Liberty Mortgage"), the Company's mortgage banking subsidiary, sold bulk loan servicing rights with aggregate principal balances of $101 million compared to $72 million a year earlier. This resulted in the recognition of a gain on the sale of servicing $797,000 for the nine months ended June 30, 1998 compared to $722,000 for the same period a year ago. No servicing rights were sold during the three months ended June 30, 1998 or June 30, 1997. The servicing rights sold generally related to loans originated for sale and sold within the last nine months.


4.  Mortgage Servicing Rights

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three and nine month periods ended June 30, 1998 and 1997 (dollars in thousands).

                             Three Months Ended     Nine Months Ended
                             ------------------     ------------------
                                  June 30                 June 30
                             ------------------     ------------------
                               1998       1997       1998        1997
                             ------------------     ------------------
Capitalized                   $3,704     $946       $ 7,171    $ 2,655
Sold                              --       --         1,118        294
Amortized                        380      383           972      1,060
Recovered                         --       --            --         --
Net Investment at June 30,                           11,651      7,433

The estimated combined fair value of these assets exceeded the book value at June 30, 1998 and 1997. When determining fair value the Company considers the date of origination, the average note rate, the average remaining term and estimated prepayment speed. The fair value is calculated by estimating the present value of future net servicing income.

5.  Recently Issued Accounting Standards

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", were issued. Management has not yet determined the impact of SFAS No. 132 on the Company's future disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company.) SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

6.  Acquisitions

On June 25, 1998, the Company announced that it had signed a letter of intent to acquire OFC Capital Corporation ("OFC"), an equipment leasing company in Roswell, Georgia. OFC provides equipment leasing and financing programs for dealers, vendors and manufacturers of capital equipment. The transaction is expected to close during the late summer, subject to regulatory approval.

On June 19, 1998, having obtained the necessary regulatory and shareholder approvals, the Company completed an agreement to merge with SBC, as previously disclosed. SBC is the holding company for Coffee County Bank, which has three offices in Douglas, Georgia, and Southland Bank, which has two offices, one each in Butler and Roberta, Georgia. SBC, with approximately $146 million in assets, $123 million in deposits and $94 million in loans, was merged into First Liberty Bank, a wholly owned subsidiary of the Company. The merger is being accounted for utilizing the pooling-of-interests method.

On June 19, 1998, the Company announced an agreement to acquire a portion of the loan portfolio of First Credit Corporation. The portfolio consists primarily of consumer loans with principal balances of approximately $10 million. The transaction is expected to close during the Company's fourth fiscal quarter.

On April 28, 1998, the Company announced an agreement to acquire Peoples Banking Corporation ("PBC") in Blackshear, Georgia. PBC is the holding company for Peoples Bank which has two offices, one each in Blackshear and Waycross, Georgia. PBC has approximately $90 million in assets and $80 million in deposits. This transaction is expected to close in early 1999, subject to regulatory approval.

With the exception of the First Credit Corporation transaction, these transactions, if approved, are expected to be accounted for utilizing the pooling-of-interests method of accounting.

7.  Subsequent Events

On August 6, 1998, Vidalia Bankshares, Inc. ("VBI") agreed to merge with the Company. VBI operates two banking offices, both in Vidalia, Georgia, under the name of First Community Bank. First Community has assets of approximately $60 million and deposits of approximately $55 million. The transaction will be accounted for as a pooling-of-interests and is expected to close early in 1999, subject to regulatory approval.

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

The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 4%. Liberty Bank was in compliance with its requirements at June 30, 1998.

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

The following table reflects Liberty Bank's compliance with regulatory capital requirements at June 30, 1998 (dollars in thousands):


      Actual for Liberty Bank                Regulatory Requirement
      -----------------------                ----------------------
                            % of                      % of
  Capital                 Adjusted                  Adjusted     Excess
 Standard       Amount     Assets        Amount      Assets      Amount
-----------------------------------------------------------------------
Tangible      $107,257      7.14%       $22,525      1.50%      $84,732
-----------------------------------------------------------------------
Core          $108,358      7.21%       $60,110      4.00%      $48,248
-----------------------------------------------------------------------
Risk-based    $121,834     11.22%       $86,898      8.00%      $34,936
-----------------------------------------------------------------------


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

Commitments
-----------

Commitments to originate or purchase loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate or purchase residential mortgage loans of approximately $226 million, including $4.4 million to be held in portfolio and $70 million on which the interest rate had not been locked-in at June 30, 1998. Commitments to sell residential mortgage loans and mortgage-backed securities for mandatory delivery were approximately $150 million at June 30, 1998. Also at June 30, 1998, the Company bought $3.0 million of optional commitments to sell residential mortgage loans. Loans in process (which represent undisbursed loan commitments related to construction loans) and unused lines of credit amounted to $155 million at June 30, 1998.

Results of Operations
---------------------

The Company's consolidated net income for the three and nine months ended June 30, 1998 was $2.6 million and $10.8 million, respectively, compared to $3.9 million and $10.9 million for the three and nine months ended June 30, 1997, respectively. Included in the Company's net income for the three and nine months ended June 30, 1998 were nonrecurring expenses related to the Southland Bank Corporation of Georgia ("SBC") merger which closed on June 19, 1998 totaling approximately $1.9 million, net of taxes. Included in the Company's net income for the nine months ended June 30, 1997 were nonrecurring expenses related to the Middle Georgia Bank ("MGB") merger which closed on November 15, 1996 totaling approximately $312,000, net of taxes.

The level of its non-interest income, non-interest expenses and the level of earnings of its mortgage banking operations significantly affects the Company's net income. However, the Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income"). Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities.


The following tables reflect the effective yields and costs of funds for the three and nine month periods ended June 30, 1998 and 1997 (dollars in thousands):

                                      Average Balance          Rate/Yield
                                      ---------------          ----------
                                    Three Months Ended     Three Months Ended
                                    ------------------     ------------------
                                         June 30                 June 30
                                         ---------              ---------
                                       1998       1997         1998    1997
                                  ----------------------  --------------------
Interest-Earning Assets:
------------------------
  Loans                            $1,020,714  $  963,485      9.15%   9.35%
  Securities                          325,292     256,912      6.48%   7.41%
  Federal funds sold and
    repurchase agreements               5,871      21,588      5.31%   5.60%
                                   ----------  ----------      -----   -----
All interest-earning assets        $1,351,877  $1,241,985      8.49%   8.89%
                                   ==========  ==========      -----   -----

Interest-Bearing Liabilities:
-----------------------------
  Deposits                         $1,111,787  $1,031,518      4.20%   4.32%
  Borrowings                          255,180     238,710      5.52%   6.05%
                                   ----------  ----------      -----   -----
All interest-bearing liabilities   $1,366,967  $1,270,228      4.45%   4.65%
                                   ==========  ==========      -----   -----

Interest rate spread                                           4.04%   4.24%
                                                               =====   =====

Interest income as a percentage
of average earning assets                                      3.99%   4.13%
-------------------------                                      =====   =====




                                       Average Balance         Rate/Yield
                                       ---------------         ----------
                                      Nine Months Ended      Nine Months Ended
                                      ----------------      ------------------
                                            June 30              June 30
                                           ---------            ---------
                                      1998        1997         1998    1997
                                   ----------------------  -------------------
Interest-Earning Assets:
-----------------------

  Loans                            $  991,094  $  936,664      9.38%   9.29%
  Securities                          314,106     250,990      6.34%   7.39%
  Federal funds sold and
    repurchase agreements               6,282      21,262      9.38%   5.46%
                                   ----------  ----------      -----   -----
All interest-earning assets        $1,311,482  $1,208,916      8.65%   8.83%
                                   ==========  ==========      -----   -----

Interest-Bearing Liabilities:
-----------------------------
  Deposits                         $1,085,944  $  995,904      4.31%   4.24%
  Borrowings                          232,028     235,656      5.76%   6.28%
                                   ----------  ----------      -----   -----
All interest-bearing liabilities   $1,317,972  $1,231,560      4.56%   4.63%
                                   ==========  ==========      -----   -----

Interest rate spread                                           4.09%   4.20%
                                                               =====   =====

Interest income as a percentage
of average earning assets                                      4.07%   4.11%
-------------------------                                      =====   =====



The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense for the nine month period ended June 30, 1998 to the nine month period ended June 30, 1997 (dollars in thousands):

                                    June 30, 1998   vs   June 30, 1997
                                -------------------------------------------
                                                   Due To
                                -------------------------------------------
                                                         Rate/
                                   Rate     Volume      Volume     Total
                                  -------  --------    --------   -------
Changes in Interest Income:
--------------------------
  Loans                           $  620    $3,793      $   36   $ 4,449
  Securities                      (1,963)    3,496        (494)    1,039
  Federal funds sold and
    repurchase agreements            626      (613)       (441)     (428)
                                  ------    ------      ------   -------
Total interest income               (717)    6,676        (899)    5,060
                                  ------    ------      ------   -------

Changes in Interest Expense:
---------------------------
  Deposits                           508     2,862          46     3,416
  Borrowings                        (515)     (165)          8      (672)
                                  ------    ------      ------   -------
Total interest expense                (7)    2,697          54    (2,744)
                                  ------    ------      ------   -------
Net interest income               $ (710)   $3,979      $ (953)  $ 2,316
                                  ======    ======      ======   =======

Loans held for investment decreased by $23 million to $944 million at June 30, 1998 from $967 million at September 30, 1997 principally representing (i) $57 million in run-off of the Company's indirect auto loan portfolio (a line of business which it exited in November, 1997) and (ii) increased prepayments in real estate loans.

Changes in the allowance for estimated losses on loans for the three and nine months ended June 30, 1998 and 1997 are as follows (dollars in thousands).


                                 Three Months Ended   Nine Months Ended
                                 ------------------   -----------------
                                      June 30,             June 30,
                                 --------------------------------------
                                  1998       1997       1998      1997

Provision for estimated losses   $1,197     $2,370     $ 4,433   $ 4,343
Charge-offs, net of recoveries    1,242        908       3,019     2,280

Allowance for loan losses June 30,   --         --      15,487    13,668
Allowance for loan losses as a
  percentage of:
  Non-performing loans               --         --      185.54%   176.70%
  Loans held-for-investment          --         --        1.61%     1.40%

Management estimates the provision to be reflective of portfolio risk and would anticipate the level of future loan loss provisions to be consistent with the recent level of net charge-offs.

The table below summarizes non-performing assets at June 30, 1998 and June 30, 1997. Non-performing assets consist of non-accrual loans, foreclosed real estate, other repossessed assets, and loans with interest or principal past due 90 days or more which are still accruing (dollars in thousands).


                                                       June 30,
                                             ------------------------
                                                  1998          1997
                                             ------------------------
  Non-accrual loans                             $ 8,347       $ 7,735
  Foreclosed real estate                          2,904         3,718
  Other repossessed assets                          457           274
                                                -------       -------
    Total non-performing assets                 $11,708       $11,727
                                                =======       =======
  Total non-performing assets as
    a percentage of total assets                    .77%          .83%


Liberty Mortgage originated loans during the three and nine months ended June 30, 1998 totaling $229 million and $521 million, respectively, compared to $67 million and $136 million for the same periods a year earlier.

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. The following table outlines the activity in MSRs for the three and nine month periods ended June 30, 1998 and 1997 (dollars in thousands).


                                    Three Months Ended     Nine Months Ended
                                    ------------------     -----------------
                                          June 30              June 30
                                    ----------------------------------------
                                      1998       1997       1998      1997
                                    ----------------------------------------
Capitalized                          $3,704      $946      $7,171    $2,655
Sold                                     --        --       1,118       294
Amortized                               380       383         972     1,060

Net Investment at June 30,               --        --      11,651     7,433

The estimated combined fair value of these assets exceeded the book value at June 30, 1998 and 1997. When determining fair value the Company considers the date of origination, the average note rate, the average remaining term and estimated prepayment speed. The fair value is calculated by estimating the present value of future net servicing income.

During the nine months ended June 30, 1998, Liberty Mortgage sold bulk loan servicing rights with aggregate principal balances of $101 million compared to $72 million a year earlier.

This resulted in the recognition of a gain on the sale of servicing of $797,000 for the nine months ended June 30, 1997 compared to $721,000 for the same period a year ago. No servicing rights were sold during the three months ended June 30, 1998 or June 30, 1997. The servicing rights sold generally related to loans originated for sale and sold within the last nine months.

Non-interest income net of gains on the sale of assets (and MGB merger related items totaling $94,000 in fiscal 1997) increased $1.8 million (or 21%) during the nine months ended June 30, 1998 as compared to the same period a year earlier and $748,000 or (25%) for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The significant contributor in both the three and nine month comparisons was in other income resulting in float revenue from increased official check volume at Liberty Mortgage and increased fee income from the sale of various services in the community bank operation.

Non-interest expense (net of SBC merger related expenses totaling $2.4 million in the three and nine months of fiscal 1998 and MGB merger related expenses totaling $423,000 in the nine months of fiscal 1997) for the nine months ended June 30, 1998 increased $2.0 million (or 7%) over the same period a year ago, and $1.2 million (or 13%) for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Compensation and benefits (net of merger related expense) increased $895,000 and $1.4 million for the three and nine months ended June 30, 1998 compared to a year ago. That increase (as well as the other increases in expenses and revenues) reflects nine months operations of NewSouth in fiscal 1998 as compared to seven months operations in fiscal 1997 and the operations of seven offices in fiscal 1998 compared to four in fiscal 1997. Core data processing expense increased $743,000 and $1.4 million for the three and nine months ended June 30, 1998 compared to a year earlier, reflecting costs to upgrade systems to software and hardware which is compliant with year 2000 requirements. Management expects the increase in data processing expenses will continue through the remainder of fiscal 1998 and into fiscal 1999, but the rate of increase should substantially decrease in fiscal 1999.

Accounting for Income Taxes
---------------------------

The Company's effective income tax rate for the three and nine months ended June 30, 1998 was 43.7% and 38.7%, respectively, compared to 11.6% and 31.4%, respectively, a year earlier. During fiscal 1998, pretax income for the three and nine months include approximately $900,000 in merger related expenses that are not deductible for income tax purposes. The reduction in the effective tax rates in fiscal 1997 were due to (i) the reduction in federal income tax expense in the amount of $650,000 resulting from the conclusion of contingencies related to various tax matters, and (ii) the recovery of the Company's fiscal 1997 year-to-date accrued state income tax expense (totaling $386,000 net of federal Fincome tax) due to the increase in estimated state net operating loss carry forwards.

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

The Company is not aware of any material uncertainties existing at June 30, 1998 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.


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

On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company.) SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

Acquisitions
------------

On June 25, 1998, the Company announced that it had signed a letter of intent to acquire OFC Capital Corporation ("OFC"), an equipment leasing company in Roswell, Georgia. OFC provides equipment leasing and financing programs for dealers, vendors and manufacturers of capital equipment. The transaction is expected to close during the late summer, subject to regulatory approval.

On June 19, 1998, having obtained the necessary regulatory and shareholder approvals, the Company completed an agreement to merge with SBC, as previously disclosed. SBC is the holding company for Coffee County Bank, which has three offices in Douglas, Georgia, and Southland Bank, which has two offices, one each in Butler and Roberta, Georgia. SBC, with approximately $146 million in assets, $123 million in deposits and $94 million in loans, becomes a consolidated subsidiary of First Liberty Bank, a wholly owned subsidiary of the Company. The transaction is being accounted for utilizing the pooling-of-interests method.

On June 21, 1998, the Company announced an agreement to acquire a portion of the loan portfolio of First Credit Corporation. The portfolio consists primarily of consumer loans with principal balances of approximately $10 million. The transaction is expected to close during the Company's fourth fiscal quarter.

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

With the exception of the First Credit Corporation transaction, these transactions, if approved, are expected to be accounted for utilizing the pooling-of-interests method of accounting.


Subsequent Events
-----------------

On August 6, 1998, Vidalia Bankshares, Inc. ("VBI") agreed to merge with the Company. VBI operates two banking offices, both in Vidalia, Georgia, under the name of First Community Bank. First Community has assets of approximately $60 million and deposits of approximately $55 million. The transaction will be accounted for as a pooling-of-interests and is expected to close early in 1999, subject to regulatory approval.




PART II - Other information
- ---------------------------

A) Exhibit 27, Financial Data Schedule

none

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      FIRST LIBERTY FINANCIAL CORP.




  DATE:       August 19, 1998           /s/  David L. Hall
        -----------------------         ---------------------------------------
                                        David L. Hall
                                        Executive Vice President
                                        and Chief Financial Officer (Duly
                                        authorized, principal financial and
                                        principal accounting officer)