Form 10-K
period 1998-09-30
FIRST LIBERTY FINANCIAL CORP
filed 1998-12-29
CIK 760077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $1.00 Par Value
                          Common Stock Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ------------

     The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on December 15, 1998 was $196,519,672. There were 13,556,629 shares of Common Stock outstanding as of December 15, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 1999 are incorporated by reference in
Part III hereof. Exhibit index appears on page   .
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FIRST LIBERTY FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

   ITEM                                                                   PAGE
  NUMBER                                                                 NUMBER
  ------                                                                 ------
                                     PART I

  1.       Business....................................................      1
  2.       Properties..................................................     17
  3.       Legal Proceedings...........................................     17
  4.       Submission of Matters to a Vote of Stockholders.............     17
  4(A)     Executive Officers of the Registrant........................     17

                                     PART II

  5.       Market for Registrant's Common Stock and Related Stockholder
           Matters.....................................................     19
  6.       Selected Financial Data.....................................     20
  7.       Management's Discussion and Analysis of Results of
           Operations and Financial Condition..........................     23
  8.       Financial Statements and Supplementary Data.................     40
  9.       Disagreements on Accounting and Financial Disclosure........     75

                                    PART III

  10.      Directors and Executive Officers of the Registrant..........     76
  11.      Executive Compensation......................................     76
  12.      Stock Ownership of Certain Beneficial Owners and
           Management..................................................     76
  13.      Certain Relationships and Related Transactions..............     76

                                     PART IV

  14.      Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................     77
           Signatures..................................................     79
           Index of Exhibits...........................................     80

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     First Liberty Financial Corp.("First Liberty") is a savings and loan holding company headquartered in Macon, Georgia which owns and operates First Liberty Bank ("Liberty Bank"), and its wholly-owned subsidiaries, Liberty Mortgage Corporation ("Liberty Mortgage"), NewSouth Financial Services, Inc. ("NewSouth") and OFC Capital Corporation ("OFC Capital"). At September 30, 1998, First Liberty had total assets of approximately $1.5 billion, total deposits of approximately $1.1 billion and stockholders' equity of approximately $122 million.

     Liberty Bank is a federally chartered stock savings bank headquartered in Macon, Georgia which serves Macon, Savannah and other Georgia cities through its home office and 36 full service branch offices. Liberty Bank operates as a system of community banks under a single charter along with a residential construction loan production office located in Atlanta, Georgia. Based on total assets at September 30, 1998, Liberty Bank is the largest savings institution headquartered in Georgia.

     Throughout this document, reference to a year by number (i.e., not preceded by a month and date) implies a fiscal year ended September 30.

     Through Liberty Mortgage, Liberty Bank also operates a mortgage banking business through correspondent relationships in all of its market areas and a number of other states. Liberty Mortgage originates permanent first mortgage loans on residential properties for Liberty Bank's portfolio and for sale in the secondary market. During fiscal 1998, Liberty Mortgage originated approximately $771 million of permanent residential mortgage loans. Liberty Mortgage's loan servicing portfolio was approximately $1.3 billion at September 30, 1998, including approximately $164 million of loans serviced for Liberty Bank. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Non-Interest Income" -- herein.

     First Liberty organized NewSouth to engage in the consumer finance business in selected Georgia market areas. NewSouth commenced operations in four offices during the first quarter of fiscal 1997, three additional offices during the fourth quarter of fiscal 1997, three additional offices acquired during 1998 and one additional office opened during fiscal 1998.

     In August 1998, First Liberty acquired OFC Capital. OFC Capital originates commercial leases on a nationwide basis.

FIRST LIBERTY'S VISION AND STRATEGY STATEMENTS

     First Liberty operates under a three-year strategic plan which is updated annually. As a part of that plan, First Liberty has adopted a vision and strategy statement to communicate to customers, employees and stockholders its vision and strategic direction. The vision statement reads as follows:

     "We will operate an independent, high quality system of community institutions and affiliated businesses, with focus on serving consumers and businesses with selected financial services."

     The strategy statement includes a strategic direction for customer development, employee development, stockholders and acquisitions. The strategy statement for stockholders reads as follows:

     "We will continue to operate in a safe and sound manner. Our financial targets are as follows:"

MEASURE                                                         2000     1999
-------                                                         -----    -----
Return on Equity............................................    16.00%   15.75%
Return on Assets............................................     1.30     1.25
Efficiency Ratio............................................    52.00    53.00
Earnings Per Share (diluted) annual growth..................    10.00    10.00
Criticized Loans to Net Loans (less than)...................     4.00     4.00
Classified Loans to Net Loans (less than)...................     1.00     1.00
Nonperforming Assets Ratio (less than)......................     1.00     1.00

     The major components of the strategic plan are as follows:

     Safety. First Liberty plans to continue to conduct its operations consistent with safe and prudent banking practices, in compliance with all applicable laws and regulations.

     Capital Adequacy. Liberty Bank is classified as a "well-capitalized" institution for regulatory purposes. Liberty Bank will seek to maintain capital adequacy primarily through the retention of earnings, supplemented as needed through capital offerings. See "Acquisitions," herein.

     Credit Quality. First Liberty currently operates at or near the established target levels for credit quality and intends to maintain its level of its nonperforming and other criticized and classified assets at or below current levels. First Liberty will continue to commit significant resources to the credit administration and credit review functions to facilitate continued adherence to credit policies and underwriting standards.

     Operating Efficiency. First Liberty will strive to be a low cost provider of financial services by delivering its products and services in an "optimized" environment. Operating/staff functions will be conducted on a centralized basis while the business development functions will be decentralized to enhance customer service. These efforts will be focused to absorb excess capacity of existing resources, to promote profitable growth and to improve investment returns.

     Growth. Without compromising the above objectives, First Liberty will strive to expand Liberty Bank's market share in its middle, south and coastal Georgia market areas through internal growth and selected acquisitions. First Liberty believes that acquisitions of thrifts or banks (or of their assets and deposits) in existing or contiguous markets represent a low-cost method of expanding Liberty Bank's market share, broadening its franchise and improving its operating efficiencies. See "Acquisitions," herein.

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

     Finally, First Liberty will expand its business lines to increase service offerings to current customers and will expand into other complementary business lines that support growth and return thresholds.

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

          c. Significant changes in national or global financial markets;

          d. Significant changes in laws and regulations affecting the financial services industry; and

          e. Significant changes in local competition.

ACQUISITIONS

     In August 1998, First Liberty acquired OFC Capital Corporation ("OFC Capital"), a commercial leasing company. This acquisition did not have a significant impact on the Company's results of operations or its financial condition. Management anticipates a growing contribution by OFC Capital towards the results of operations of the Company.

     In June 1998, the Company acquired by merger Southland Bank Corporation of Georgia ("SBC"). On the date of acquisition, SBC held the following approximate balances: loans of $94 million, cash and investments of $44 million, premises and equipment of $3 million and deposits of $123 million. This acquisition has been accounted for utilizing the pooling-of-interests method of accounting.

     In November 1996, the Company acquired by merger Middle Georgia Bank ("MGB"). This business combination, which increased the assets of the Company by approximately $126 million, was accounted for utilizing the pooling-of-interests method of accounting.

     In September 1995, the Company acquired by merger Tifton Banks, Inc. ("Tifton") of Tifton, Georgia, and its subsidiary, Tifton Bank & Trust Company ("Tifton Bank"). The Tifton Bank acquisition increased the assets of the Company by approximately $64 million. Intangible assets resulting from the acquisition amounted to approximately $2 million.

     In March 1995, the Company acquired three banking offices located in Sylvania, Vidalia and Waycross, Georgia from a commercial bank. Total assets acquired were approximately $3 million and total cash received and deposits assumed were approximately $95 million. Intangible assets resulting from the acquisition were approximately $4 million.

     In December 1994, the Company acquired by merger Central Banking Company ("CBC") of Swainsboro, Georgia, and its subsidiary, The Central Bank ("Central Bank"). Central Bank on the date of acquisition held approximately $56 million in assets. Intangible assets resulting from the acquisition amounted to approximately $2 million.

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

     In December 1992, the Company acquired First Federal Savings and Loan Association, Milledgeville, Georgia ("First Federal") in a supervisory merger-conversion for a cash purchase price of $1,000. First Federal, on the date of acquisition, held assets of approximately $39 million. Intangible assets resulting from the acquisition amounted to approximately $449,000.

ISSUANCE AND REDEMPTION OF CONVERTIBLE PREFERRED STOCK

     In December 1994 and September 1995, in connection with the respective acquisitions of Tifton and CBC, the Company issued $7.6 million in Series B 6.00% Cumulative Convertible Preferred ("Series B") stock. The shares had a liquidation preference of $25.00 per share. Dividends on the Series B stock were cumulative at an annual rate of $1.50 per share and payable quarterly. Each share of the Series B stock was convertible at the option of the holder into
2.69 shares of common stock, at a conversion price of $9.33 per share of common stock, subject to adjustment in certain circumstances. The Company, at its option, could redeem the Series B stock at any time on or after January 1, 1997. On March 7, 1997, the Company redeemed 1,409 shares of Series B for $38,043, plus accrued and unpaid dividends. The remaining 301,171 shares of the Series B were converted in to 805,830 shares of the Company's common stock.

     In February 1993, First Liberty issued 460,000 shares of Series A 7.75% Cumulative Convertible Preferred ("Series A") stock which raised approximately $10.5 million in equity. The Series A provided for cumulative cash dividends payable quarterly at the rate of $1.9375 per share per annum. A share of Series A was convertible at the option of the holder into 4.50 shares of First Liberty Common Stock. In July 1995 the Company redeemed 2,537 shares of Series A for $66,879, plus accrued and unpaid dividends. The remaining 457,463 shares of the Series A were converted into 2,058,583 shares of the Company's common stock, at a conversion price of $5.55 per share of common stock.

LENDING ACTIVITIES

  General

     Liberty Bank originates loans primarily in Macon, Savannah and the other Georgia cities in which its offices are located, and through loan production offices specializing in residential real estate construction lending located in metropolitan Atlanta. Even though Liberty Bank is permitted by the Office of Thrift Supervision ("OTS") to originate loans collateralized by real estate located anywhere in the United States, it concentrates its lending activities in the primary market areas in which it operates. Liberty Mortgage originates and operates through correspondent relationships to purchase real estate loans in over twenty states throughout the United States principally for sale into the secondary market. NewSouth originates consumer loans through offices in eleven cities throughout Georgia, including four cities that Liberty Bank also has offices.

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

                                                              MACON MSA   SAVANNAH MSA
                                                              ---------   ------------
Population (1995)...........................................   309,756      279,468
% Change (1990-1995)........................................      6.40%        8.40%
Households (1990)...........................................   106,478       94,940
% Change (1980-1990)........................................     15.30%       18.20%
Personal income (1995)
  % Earnings:
     Goods producing industries.............................     24.90%       24.90%
     Service producing industries...........................     49.30        58.00
     Government.............................................     25.80        17.10
Average annual unemployment rate (1996).....................      4.80         4.80
Per capita personal income (1995)...........................   $19,674      $21,351

---------------

Source: Selig Center for Economic Growth -- The University of Georgia

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

  Commercial Real Estate Loans

     Federally chartered thrifts are permitted to invest in non-residential real estate loans so long as such loans do not exceed 400% of capital. Liberty Bank is conservative in making loans of this nature choosing to limit this type of lending to its primary banking markets, to customers with proven track records and strong credit histories, and to projects that are soundly underwritten. Liberty Bank's investment in commercial real estate loans does not exceed the current federal limitations.

     Interim construction and permanent commercial real estate loans are secured by owner-occupied businesses, commercial and industrial properties, apartment projects, office buildings, shopping centers and other properties located in Liberty Bank's primary banking markets. Construction and permanent commercial real estate loans are underwritten with the primary analysis focusing on the adequacy of net operating income and cash flow being available to provide debt service. These loans are generally made for up to 80% of the appraised value of the property in conformity with the guidelines found in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

  Consumer Loans and Indirect Lending

     Federally chartered thrifts are authorized to make both secured and unsecured consumer loans for personal or household purposes in amounts up to 35% of the institution's total assets. At September 30, 1998, these types of consumer loans constituted 11% of Liberty Bank's total assets. In addition, these institutions have lending authority above the 35% limit for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and education loans.

     Through October 1997, Liberty Bank purchased consumer loans secured by new and used automobiles and recreational vehicles from approximately 100 select dealers in its banking markets on a non-recourse basis ("indirect loans"). At September 30, 1998, indirect loans constituted $99 million or 10% of the total loan portfolio or approximately 31% of Liberty Bank's consumer loan portfolio. This compares to indirect loans of $172 million or 18% of the total loan portfolio, or approximately 53% of Liberty Bank's consumer loan portfolio September 30, 1997, and $155 million or 17% of the total loan portfolio, or 59% of the consumer loan portfolio at September, 30, 1996.

     During October 1997, management decided to discontinue its indirect lending business. This decision was the result of a review of the historical and forecast prospects for indirect lending as a line of business. The indirect business has historically been characterized as having thin margins and whose consumers were generally transaction oriented and not relationship oriented. Additionally, the growing success of the asset-backed securities market continues to increase competitive pressure for indirect auto loan pricing, even during a period of declining consumer credit quality. As First Liberty grows, management must allocate capital and funding resources to lines of business which hold the highest prospects for long term profitability and which best fit the Company's business plan. Management believes First Liberty's community banking, mortgage banking (other than Atlanta retail), consumer finance and commercial equipment leasing operations offer shareholders the highest potential for return on invested capital.

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

     Liberty Bank is authorized by federal law to make secured and unsecured loans for business or agricultural purposes in amounts aggregating no more than 20% of its total assets provided that amounts in excess of 10% may be used only for small business loans. Additionally, some business loans secured by nonresidential real estate are subject to a separate limit, see "Commercial Real Estate" -- herein. At September 30, 1998, Liberty Bank was in compliance with the Federal limitation.

  Loan Originations and Processing

     Liberty Mortgage actively solicits mortgage loan applications from existing customers, local real estate agents, builders, developers and others. Additionally, numerous loan applications are received as a result of media advertising, customer referrals and from walk-in customers at loan production offices.

     Liberty Bank has a structured loan approval process in which lending authority for various types and amounts of loans is delegated by the Board of Directors to loan officers on a basis commensurate with seniority and lending experience. Liberty Bank has a Senior Loan Committee who must approve loans in amounts above $1 million and up to $5 million. Liberty Bank's Board of Directors regularly reviews and ratifies the actions of the Senior Loan Committee and must approve any loan relationship of $5 million or more.

  Loan Sales and Purchases

     Permanent first mortgage loans on residential properties are originated for sale to the secondary market and for investment. Liberty Mortgage originates and purchases loans on residential properties through correspondent relationships with lenders in over twenty states throughout the United States. These correspondents provide in excess of one-half of Liberty Mortgage's total loan production. These correspondents are banks, savings institutions and mortgage bankers and brokers.

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

  Fee Income

     In addition to interest earned on loans, Liberty Bank and Liberty Mortgage receive loan fees for originating mortgage and non-mortgage loans and servicing fees for continuing to service loans (i.e., collecting principal and interest payments on behalf of investors) after selling such loans to the secondary market. Mortgage and loan fees generally are payable upon the closing of the loan in amounts ranging from 1% to 3% of the principal amount of the loan. Consumer and some commercial loan fees are based on a fixed rate per loan ranging from $55 to $100. Servicing fees are payable monthly by the loan purchaser in an amount equal to 1/4 to 1/2 of 1% per annum of the unpaid principal balance of each loan. As of September 30, 1998, Liberty Mortgage serviced loans for Liberty Bank and for others aggregating approximately $1.3 billion. Liberty Bank may also receive commitment fees in connection with certain commitments on multi-family commercial and development loans. Other loan fee income includes fees from late payment charges, prepayment premiums, loan assumption fees, renewal fees, property transfer fees and miscellaneous services related to its loans.

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

     Liberty Bank uses an asset classification system consistent with OTS regulations, which apply to all assets of an insured institution and require each institution to periodically classify its assets. There are four categories of "criticized" assets: Special Mention, Substandard, Doubtful and Loss. Assets classified as substandard, doubtful or loss are considered "classified". The classification of assets is subject to OTS review and re-classification. Institutions must include aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to the OTS. Liberty Bank's loan classification system utilizes both the account officer and an independent loan review function to monitor the classification of Liberty Bank's loans. The account officer is charged with the responsibility of monitoring changes in loan quality within his or her loan portfolio and reporting changes directly to loan review and senior management. Additionally, loan review performs an independent review of Liberty Bank's loans to determine that the appropriate risk grade has been assigned to each borrowing relationship.

     Liberty Bank's policy requires an annual review of all borrowing relationships exceeding $750,000 in aggregate debt, and requires annual reviews of some loans between $100,000 and $750,000. A report of the results of these reviews on loans of $1 million and greater are forwarded to the Board of Directors for their review. Delinquencies are monitored on all loans as a basis for potential inclusion in general valuation reserves or, ultimately, for potential charge-off. Loans which are delinquent 90 days (four payments) or longer generally are placed on nonaccrual status unless the collectibility of principal and accrued interest is assured beyond a reasonable doubt. In certain cases, loans less than 90 days (four payments) delinquent are placed on nonaccrual where uncertainty exists as to their collectibility. Real estate acquired through foreclosure is classified as substandard unless there is sufficient evidence to indicate such classification is not warranted. A portfolio of mortgage-backed securities are all guaranteed by either the GNMA, the FNMA, the FHLMC, or investment grade private issuers and are therefore not generally subject to any material risk of collateral loss. Similarly, the portfolio of investment securities is comprised of U.S. Government obligations of the FHLB of Atlanta and investment grade corporate debt securities.

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

     Liberty Bank operates under an interest rate risk policy through an Asset Liability Management Committee ("ALCO"). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a cash flow simulation model which projects the impact of changes in interest rates on Liberty Bank's assets and liabilities. Additionally, the ALCO may set other interest rate risk objectives.

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

     Under the investment policy, assets held to meet Liberty Bank's liquidity requirement are classified as available-for-sale due to the reasonable possibility of liquidation prior to maturity. Additionally, all other securities have also been classified as available-for-sale based on management's determination that such assets may be liquidated prior to maturity. Liberty Mortgage classifies all loans originated as available-for-sale unless originated pursuant to a specific portfolio commitment to Liberty Bank. All other loans are considered held-for-investment unless specifically classified otherwise. As of September 30, 1998, $407 million or 30% of First Liberty's earning assets were classified as available-for-sale.

     At September 30, 1998, Liberty Bank's investment portfolio consisted of government agency debt and equity securities of investment grade and FHLB stock. Additionally, Liberty Bank holds investments in investment grade mortgage-backed securities.

     See Note 4 of Notes to First Liberty's Consolidated Financial Statements contained in Item 8 -- "Financial Statements and Supplementary Data" -- herein.

SOURCES OF FUNDS

  General

     Deposits obtained from retail customers are the major source of funds for lending and other investment purposes. In 1997, Liberty Bank began obtaining wholesale deposits from a national network of brokers and other deposit gatherers. At September 30, 1998, such deposits totalled approximately $138 million, including $34 million in brokered deposits. In addition to deposits, Liberty Bank obtains funds from loan principal repayments, proceeds from sales of loans and loan participations, advances from the Federal Home Loan Bank ("FHLB") of Atlanta, and repurchase agreements. Loan repayments are a relatively stable source of funds while deposit inflows and outflows and sales of loans and investment securities are significantly influenced by prevailing interest rates and economic conditions. Borrowings may be used to compensate for reductions in normal sources of funds or to support expanded lending activities. Liberty Bank's unused borrowing capacity with the FHLB of Atlanta at September 30, 1998 was approximately $52 million in advance and warehouse lines of credit. Additionally, Liberty Bank had approximately $55 million in fed fund lines with correspondent banks.

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

     See Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition" -- herein. Also see Notes 10 and 11 of Notes to First Liberty's Consolidated Financial Statements contained in Item
8 -- "Financial Statements and Supplementary Data" -- herein.

COMPETITION

     Based on total assets of approximately $1.5 billion at September 30, 1998, Liberty Bank is the largest savings institution headquartered in Georgia, as measured by total assets. Liberty Mortgage, with total permanent mortgage originations of approximately $771 million for the year ended September 30, 1998, ranked as one of the larger mortgage banking companies in Georgia in terms of dollar volume.

     Liberty Bank, Liberty Mortgage and NewSouth face substantial competition for deposits and loans throughout their market areas. Liberty Bank considers Macon, Savannah, and the other smaller Georgia cities in which its offices are located to be the primary market areas for attracting loans and deposits. Additionally, Liberty Mortgage offers mortgage loans in over twenty states throughout the United States through its wholesale loan origination operation. NewSouth offers consumer loans through offices in eleven cities in Georgia, including four cities that Liberty Bank also has offices. The most significant factors in competing for deposits are interest rates, the quality and range of financial services offered, convenience of office locations and office hours. Competition for deposits comes primarily from commercial banks, credit unions, money market funds and other investment alternatives.

     The primary factors in competing for loans are interest rates, discount points, loan fees and the quality and range of lending services offered. Competition for origination of loans comes primarily from mortgage banking firms, mortgage brokers, commercial banks, savings institutions, consumer finance companies and insurance companies.

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

  Employees

     At September 30, 1998, First Liberty had 593 full-time employees and 22 part-time employees. All officers and other personnel serving First Liberty are employed and compensated by Liberty Bank, Liberty Mortgage, NewSouth or OFC. No employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

BANK REGULATION

  General

     Liberty Bank is a federally chartered savings bank and a member of the Federal Home Loan Bank of Atlanta. Liberty Bank's deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"), and it is subject to examination and regulation by the OTS and the FDIC with respect to most of its business activities. These activities include, among others, lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. The operations of the OTS, including its examination activities, are funded by assessments levied on its regulated institutions.

     Liberty Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") concerning reserves required to be maintained against deposits and certain other matters. Financial institutions, including Liberty Bank, may also be subject, under certain circumstances, to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property and the remediation thereof.

     The descriptions of the statutes and regulations applicable to First Liberty and Liberty Bank set forth below and elsewhere herein do not purport to be complete descriptions of such statutes and regulations and their effects on First Liberty and Liberty Bank. Such descriptions also do not purport to identify every statute and regulation that may apply to First Liberty or Liberty Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital.

  Federal Home Loan Bank System

     As a member of the FHLB System, Liberty Bank is required to own capital stock in its regional FHLB, the FHLB of Atlanta, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB of Atlanta. Liberty Bank was in compliance with this requirement, with an investment of $12 million in FHLB of Atlanta stock at September 30, 1998. The FHLB of Atlanta serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Atlanta.

     Current law requires each FHLB to transfer a certain portion of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the entity established to raise funds to resolve troubled thrift cases, to fund the principal and a portion of the interest on bonds issued by the REFCORP and certain other obligations. In addition, each FHLB is required to transfer 5% of its annual net earnings to fund certain affordable housing programs.

  Insurance of Accounts

     The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions.

     The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

  Community Reinvestment Act

     The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution and assess the credit needs of those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, and savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding, satisfactory, need to improve, or substantial noncompliance". Liberty Bank was rated "outstanding" in its last CRA examination in November 1998.

  Regulatory Capital Requirements

     The following table reflects Liberty Bank's compliance with its regulatory capital requirements at September 30, 1998 (dollars in thousands):

                                          ACTUAL           REQUIRED          EXCESS
                                     ----------------   --------------   --------------
                                      AMOUNT      %     AMOUNT     %     AMOUNT     %
                                     --------   -----   -------   ----   -------   ----
Core capital.......................  $111,660    7.47   $59,787   4.00   $51,873   3.47
Tangible capital...................   110,640    7.41    22,405   1.50    88,235   5.91
Risk-based capital.................   125,185   11.56    86,655   8.00    38,530   3.56

     OTS regulated institutions are required to maintain additional risk-based capital equal to one-half of the amount by which the decline in its "net portfolio value" that would result from a hypothetical 200 basis point change (up or down, depending on which would result in the greater reduction in net portfolio value) in interest rates on its assets and liabilities exceeds 2% of the estimated "economic value" of its assets. The one exception to this general rule is that if the three-month Treasury bond equivalent yield falls below 4%, an institution would measure the hypothetical downward change at one-half of that Treasury yield. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected cash outflows on its liabilities, plus the net expected cash flows from existing off-balance sheet contract, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. Both the "net portfolio value" and the "economic value" include, as specified in the regulation, the book value of assets and liabilities that are not interest rate sensitive. The OTS has stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk. Based on the assets and liabilities comprising Liberty Bank's statement of financial condition as of September 30, 1998, there was no additional increase required in Liberty Bank's minimum capital requirement.

  Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1989 ("FDICIA"), among other things, established a system of prompt corrective action to resolve problems of undercapitalized institutions. Under this system, banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be
(i) "well capitalized" if it has total (risk-based) capital of 10.0% or more, has a Tier I (risk-based) capital ratio of 6.0% or more, has Tier 1 (core) capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure,
(ii) "adequately capitalized" if it has a total (risk-based) capital ratio of 8.0% or more, Tier 1 (risk-based) ratio of 4.0% or more and a Tier 1 (core) capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized, (iii) "undercapitalized" if it has a total (risk-based) capital ratio that is less than 6.0%, a Tier I (risk-based) capital ratio that is less than 4.0% or a Tier 1 (core) capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total (risk-based) capital ratio that is less than 6.0%, a Tier 1 (risk-based) capital ratio that is less than 3.0% or a Tier 1
(core) capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1998 Liberty Bank was a "well capitalized institution" as defined in the prompt corrective action regulations and as such is not subject to any prompt corrective action measures.

  Dividend and Other Capital Distribution Limitations

     OTS regulations require Liberty Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Holding Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Holding Company. In addition, Liberty Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of Liberty Bank below the amount required for the liquidation account established in connection with its conversion from a mutual to a stock institution.

     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without approval of the OTS, make capital distributions during a calendar year equal to the greater of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. An institution is further limited in its ability to pay dividends as its capital levels decrease below its regulatory requirement. As of September 30, 1998, Liberty Bank was a Tier 1 institution.

     The OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulation also states that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporate reorganizations.

  Qualified Thrift Lender Test

     The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. If an institution maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including mortgage-backed securities) ("QTIs") on a monthly basis in nine out of every 12 months and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of September 30, 1998, Liberty Bank was in compliance with its QTL requirement with 73.3% of assets invested in QTIs.

  Loans-to-One Borrower

     See Note 6 of the notes to First Liberty's Consolidated Financial Statements as contained in Item 8 -- "Financial Statements and Supplementary Data" -- herein.

     Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to Liberty Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of Liberty Bank's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from Liberty Bank. Affiliates of Liberty Bank include First Liberty and any company that would be under common control with Liberty Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

  Branching by Federal Associations

     OTS policy permits interstate branching to the fullest extent permitted by statute (which is essentially unlimited). This permits savings associations with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal associations. However, the OTS will evaluate a branch's record of compliance with the CRA. A poor CRA record may be the basis for denial of a branching application. Liberty Bank presently has no branches outside of Georgia.

  Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1998, the Bank was in compliance with all applicable requirements.

     Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all other sources before borrowing from the Federal Reserve System.

HOLDING COMPANY REGULATION

  General

     The Company is registered with the OTS as a unitary savings and loan holding company. As such, First Liberty is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over First Liberty and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of First Liberty. First Liberty also is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission ("SEC").

  QTL Test

     As a unitary savings and loan holding company, First Liberty generally is not subject to activity restrictions, provided the Bank satisfies the QTL test. If First Liberty acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of First Liberty and any subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

  Restrictions on Acquisitions

     First Liberty must obtain approval from the OTS before acquiring control of any SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (a) the acquisition would substantially lessen competition; (b) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interest of its depositors; or (c) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

     Subject to appropriate regulatory approvals, a bank holding company can acquire control of a savings association, and it controls a savings association, merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Generally, federal savings associations can acquire or be acquired by any insured depository institution.

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

     The Small Business Job Protection Act of 1996 repealed the reserve method of accounting for bad debts utilized by thrift institutions effective for taxable years beginning after December 31, 1995. The bad debt reserve for tax purposes that arose in tax years beginning before December 31, 1987 ("Base-Year Reserve") will generally not be recaptured while post-1987 bad debt tax reserves would be recaptured as taxable income ratably over a six-year period beginning with the tax year ended September 30, 1997. If Liberty Bank meets a special residential loan requirement, the start of the recapture will be suspended up to two years. Substantially all of Liberty Bank's reserves are Base-Year Reserves. For the tax year ended September 30, 1998, Liberty Bank determined its tax bad debt deduction based on the specific charge-off method of accounting.

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

     A deferred tax liability is not recognized with respect to thrift institutions for the Base-Year Reserve, unless it becomes apparent that this temporary difference will reverse in the foreseeable future. Future reversal of the Base-Year Reserve would occur if Liberty Bank ceases to be in the banking business. At September 30, 1998, First Liberty's Base-Year Reserve for which no deferred tax liability is recognized was approximately $12 million.

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

     At November 30, 1998 Liberty Bank operated 37 banking offices. All facilities are owned by Liberty Bank, with the exception of five supermarket branches in Savannah and three permanent branches in Milledgeville, Sylvania and Vidalia. The total net book value at September 30, 1998 of the offices owned by Liberty Bank on that date, including improvements, furniture, fixtures and equipment, was approximately $29 million. NewSouth leases their facilities consisting of eleven operating offices and one administrative office. OFC Capital leases their facilities. All significant data processing services for deposits, loan servicing, accounting and other operations of Liberty Bank currently are provided by an in-house data processing center. The investment in in-house data processing equipment has been included as equipment above. See
Note 7 of the Notes to First Liberty's Financial Statements as contained in Item 8 -- "Financial Statements and Supplementary Data" -- herein.

     Liberty Bank currently is unaware of any potential environmental liability that may be incurred by Liberty Bank in connection with any properties owned by Liberty Bank.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which First Liberty is party or to which any of their property is subject. From time to time First Liberty is a party to legal proceedings which arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     No matter was submitted by First Liberty to a vote of its stockholders during the fourth quarter of the fiscal year ended September 30, 1998.

ITEM 4.(A) EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information as of September 30, 1998, regarding the executive officers of First Liberty and other individuals having key policy making roles with respect to First Liberty.

DIRECTORS

     F. DON BRADFORD, 71, is the retired former owner of Macon Janitor service in Macon, Georgia. He has served as a director of First Liberty since 1984.

     RICHARD W. CARPENTER, 61, is President of Realmark Holding Corp. in Atlanta, Georgia. He has served as a director of First Liberty since 1984.

     C. LEE ELLIS, 47, is Executive Vice President, Investments, of Alfa Mutual Insurance Company in Montgomery, Alabama. Mr. Ellis has served as a director of First Liberty since 1986.

     ROBERT F. HATCHER, 57, joined Liberty Bank in 1988 as a director and as President of its Middle Georgia Region. He was elected President of Liberty Bank in 1989 and was elected Chief Executive Officer of Liberty Bank and President and Chief Executive Officer of First Liberty in 1990. He was previously Senior Vice President of Trust Company Bank of Middle Georgia in Macon, Georgia, where he had served for 27 years.

     MELVIN I. KRUGER, 69, is President of L. E. Schwartz & Son, Inc., a commercial roofing contractor in Macon, Georgia. He has served as a director of First Liberty since 1993.

     KEN B. LANIER, 60, is the retired chief executive officer of Southland Bank Corporation of Georgia and Coffee County Bank in Douglas, Georgia. He has served as a director of First Liberty since June 1998.

     THOMAS H. McCOOK, 59, is Vice President of Cherokee Culvert Company, Inc. in Macon, Georgia. Mr. McCook has served as a director of First Liberty since 1984, and as Chairman of the Board of Directors since 1990.

     HAROLD W. PEAVY, JR., 62, is the retired founder and former president of Middle Georgia Bank in Byron, Georgia. Mr. Peavy has served as a director of First Liberty since November 1996.

     HERBERT M. PONDER, JR., 63, was the president of Bank South, Macon, in Macon, Georgia where he had served from 1985 until his retirement in 1993. Mr. Ponder has served as a director of First Liberty since March 1996.

     JO SLADE WILBANKS, 51, is Manager of the Central Region of Georgia Power Company. She has served as a director of First Liberty since 1994.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     ROBERT W. AIKEN, 35, joined First Liberty in 1996, and serves as President and Chief Executive Officer of NewSouth Financial Services, Inc. He previously was employed by Fleet Finance, Inc. for ten years.

     CHARLES G. DAVIS, 51, joined Liberty Bank in 1976, and serves as Executive Vice President in charge of operations.

     LARRY D. FLOWERS, 48, joined Liberty Bank in 1993. He is Executive Vice President in charge of marketing and retail banking. He previously was employed by Citibank in various capacities.

     DAVID L. HALL, 39, joined First Liberty and Liberty Bank in 1985. He is Executive Vice President and Chief Financial Officer of both entities.

     RICHARD A. HILLS, JR., 58, joined First Liberty in 1987, and serves as Executive Vice President and General Counsel of First Liberty, and as Senior Vice President and General Counsel of Liberty Bank and Liberty Mortgage. He also serves as Secretary of First Liberty and all of its subsidiaries.

     ROBERT E. LEAS, 48, joined First Liberty in August 1998, and serves as President and Chief Executive Officer of OFC Capital Corporation, the position which he has held since 1986, prior to First Liberty's acquisition of that subsidiary.

     MARIAN M. MACKLE, 43, joined Liberty Bank in 1995 and serves as Senior Vice President in charge of risk management. She previously was Executive Vice President of Nova Financial Corporation.

     GEORGE A. MOLLOY, 50, joined Liberty Mortgage in 1995 and serves as its President and Chief Executive Officer. He previously was President of SB&T Mortgage in Atlanta.

     LEE B. MURPHEY 54, joined Liberty Bank in 1991 and serves as Executive Vice President and Chief Credit Officer.

     J. LARRY WALLACE, 47, joined Liberty Bank in 1983, and serves as Executive Vice President in charge of residential construction lending and the disposition of foreclosed properties.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed and traded on The Nasdaq Stock Market under the symbol "FLFC." The following table sets forth the high and low last sale prices per share of the Common Stock as reported on The Nasdaq Stock Market, and the dividends declared per share of Common Stock for the periods indicated.

                                                              LAST SALE PRICES
                                                                  PER SHARE
                                                              -----------------    DIVIDENDS
FISCAL YEAR ENDED SEPTEMBER 30,                                HIGH       LOW     PER SHARE(1)
-------------------------------                               -------   -------   ------------
1998
First Quarter...............................................  $22.50    $15.25       $.073
Second Quarter..............................................   22.92     19.95        .073
Third Quarter...............................................   25.38     22.00        .075
Fourth Quarter..............................................   25.50     18.50        .075
1997
First Quarter...............................................  $14.33    $11.00       $.067
Second Quarter..............................................   15.00     12.17        .067
Third Quarter...............................................   15.00     14.00        .067
Fourth Quarter..............................................   16.67     14.50        .067

---------------

(1) Not restated for dividends paid by SBC during 1998 and 1997. Dividends per share has been restated in the accompanying Consolidated Financial Information.

     On December 15, 1998, the last sale price of the Common Stock, as reported on The Nasdaq Stock Market was $20.88. On December 15, 1998, there were 13,556,629 shares of Common Stock outstanding and approximately 1,064 record holders of the Common Stock.

     For discussion on dividend restrictions see Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Liquidity and Capital Resources" -- herein.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for First Liberty for each year of the five-year period ended September 30, 1998 are set forth below (in thousands, except per share data).

                                                               SEPTEMBER 30,
                                       --------------------------------------------------------------
                                        1998(1)      1997(1)      1996(1)      1995(1)      1994(1)
                                       ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Interest income......................  $  113,936   $  108,067   $   94,647   $   80,296   $   63,483
Interest expense.....................      60,303       57,603       50,159       41,745       31,923
                                       ----------   ----------   ----------   ----------   ----------
Net interest income..................      53,633       50,464       44,488       38,551       31,560
Provision for loan losses............       5,671        7,764        3,432        2,457        2,295
                                       ----------   ----------   ----------   ----------   ----------
Net interest income after provision
  for loan losses....................      47,962       42,700       41,056       36,094       29,265
Noninterest income, excluding gains
  and losses on asset sales..........      12,930       11,807       10,016        8,531        9,181
Gain (loss) on sale of loans and
  securities.........................       5,153        2,260        1,759         (225)         314
Gain on sale of servicing rights.....         797        1,397          790        2,353        3,367
Noninterest expense..................      42,713       39,320       37,788       31,562       29,966
                                       ----------   ----------   ----------   ----------   ----------
Income before income taxes and
  extraordinary items................      24,129       18,844       15,833       15,191       12,161
Income taxes.........................       8,672        5,746        5,095        4,181        3,600
                                       ----------   ----------   ----------   ----------   ----------
Income before extraordinary items....      15,457       13,098       10,738       11,010        8,561
Extraordinary item(3)................          --        2,811           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
Net income...........................      15,457       10,287       10,738       11,010        8,561
Dividends on preferred stock.........          --          113          454          864          891
                                       ----------   ----------   ----------   ----------   ----------
Net income applicable to common
  stockholders.......................  $   15,457   $   10,174   $   10,284   $   10,146   $    7,670
                                       ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE DATA:
Income before extraordinary
  item(4)............................  $     1.14   $      .96   $      .82   $      .87   $      .73
Extraordinary item(4)................          --          .21           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
Net income(4)........................  $     1.14   $      .75   $      .82   $      .87   $      .73
                                       ==========   ==========   ==========   ==========   ==========
Book value...........................  $     9.02   $     8.20   $     8.14   $     7.65   $     7.69
Tangible book value..................        8.20         7.32         7.19         6.62         6.37
Dividends paid.......................        .286         .250         .188         .171         .139
Dividend payout ratio(4).............       25.09%       33.33%       22.93%       19.66%       20.14%
Average number of shares
  outstanding(4).....................      13,585       13,592       13,080       12,680       11,732
CORE INCOME DATA:(5)
Income before extraordinary item.....  $   15,457   $   13,098   $   10,738   $   11,010   $    8,561
Merger related expenses..............       1,868          312           --           --           --
Discontinued business lines..........          --        1,708           --           --           --
SAIF assessment......................          --           --        2,341           --           --
                                       ----------   ----------   ----------   ----------   ----------
Core income..........................  $   17,325   $   15,118   $   13,079   $   11,010   $    8,561
                                       ==========   ==========   ==========   ==========   ==========

                                                               SEPTEMBER 30,
                                       --------------------------------------------------------------
                                        1998(1)      1997(1)      1996(1)      1995(1)      1994(1)
                                       ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CORE EARNINGS PER SHARE:(4)(5)
Income before extraordinary item.....  $     1.14   $      .96   $      .82   $      .87   $      .73
Merger related expenses..............         .13          .02           --           --           --
Discontinued business lines..........          --          .13           --           --           --
SAIF assessment......................          --           --          .18           --           --
                                       ----------   ----------   ----------   ----------   ----------
Core income..........................  $     1.27   $     1.11   $     1.00   $      .87   $      .73
                                       ==========   ==========   ==========   ==========   ==========
Intangible amortization per share....         .08          .08          .08          .06          .03
Core return on average:
  Assets.............................        1.18%        1.09%        1.09%        1.07%         .94%
  Equity.............................       14.95        13.95        13.05        12.90        11.46
BALANCE SHEET DATA:
Total assets.........................  $1,503,268   $1,418,095   $1,307,907   $1,154,737   $  909,885
Earning assets.......................   1,348,567    1,303,130    1,193,804    1,055,265      829,657
Loans(6).............................     941,653      960,028      868,093      763,130      614,018
Nonperforming assets (excluding
  troubled debt restructurings)......      11,651       10,360       10,779       11,273       18,443
Loans and securities
  available-for-sale(7)..............     406,914      343,102      326,456      320,670      235,932
Deposits.............................   1,093,423    1,068,487      966,374      925,377      754,910
Long-term borrowings.................     112,315      104,461       35,144       24,410       31,117
Stockholders' equity.................     122,204      109,514      102,158       94,417       78,536
PERFORMANCE RATIOS:
Return on average assets.............        1.05%         .74%         .89%        1.07%         .94%
Return on average equity.............       13.34         9.49        10.72        12.90        11.46
Net interest margin(8)...............        4.04         4.02         4.11         4.13         3.87
Efficiency(9)........................       55.61        58.49        65.33        62.74        64.99
Ratio of earnings to fixed
  charges(10):
  Excluding interest on deposits.....        2.76x        2.31%        2.54x        1.33x        1.33x
  Including interest on deposits.....        1.40x        1.32x        1.30x        1.16x        1.18x
ASSET QUALITY RATIOS:
Allowance for loan losses to
  loans(6,11)........................        1.71%        1.48%        1.32%        1.40%        1.34%
Allowance for loan losses to
  nonperforming loans................      187.55       231.63       176.67       174.10       114.46
Nonperforming assets to loans and
  repossessed assets(6,11)...........        1.21         1.06         1.22         1.46         2.93
Nonperforming assets to total
  assets.............................         .78          .73          .82          .98         2.04
Net charge-offs to average loans.....         .43          .53          .31          .13          .38
CAPITAL AND LIQUIDITY:
Tangible capital ratio(12)...........        7.41%        7.24%        6.08%        5.98%        6.46%
Core capital ratio(12)...............        7.47         7.34         6.21         6.17         6.73
Core capital to risk-based
  assets(12).........................       10.31        10.08         8.65         8.70         9.49
Risk-based capital ratio(12).........       11.56        11.21        11.35        11.80        12.99
Average equity to average assets.....        7.90         7.91         8.35         8.33         8.22
Loans to deposits(6).................       86.12        89.85        89.83        82.47        81.34

---------------

 (1) During 1998 the Company acquired by merger SBC. This business combination was accounted for utilizing the pooling-of-interests method of accounting, and accordingly, all financial information prior to the merger has been retroactively restated. During 1995, the Company completed an acquisition of a financial institution with assets of approximately $107 million. See "Management's Discussion and

     Analysis of Results of Operations and Financial Condition" -- herein. Also see Note 3 of Notes to First Liberty's Consolidated Financial statements contained in Item 8 -- "Financial Statements and Supplementary
     Data" -- herein.
 (2) Not used.
 (3) Loss on extinguishment of debt, net of income tax benefits of $1.5 million.
 (4) Diluted.
 (5) Core income represents income exclusive of after tax expenses related to poolings and charges associated with discontinued business lines recorded in 1997 and a one time SAIF assessment recorded in 1996.
 (6) Excludes loans available-for-sale.
 (7) Includes loans and securities available-for-sale, fed funds sold and repurchase agreements.
 (8) Net interest income divided by average interest-earning assets.
 (9) Computed by dividing noninterest expense excluding provisions for real estate losses and nonrecurring items by the sum of net interest income before provisions for loan losses and noninterest income excluding nonrecurring items. Excludes the SBC pooling expenses in 1998 and the MGB pooling expenses and discontinued business lines charges in 1997 and the one time SAIF assessment recorded in 1996.
(10) The ratio of earnings to fixed charges has been determined by dividing a) income before taxes and fixed charges by (b) total fixed charges. Fixed charges consist of interest expense (both excluding and including interest on deposits) and amortization of debt expense. No portion of rental expense could be demonstrated to be representative of the interest factor, and therefore none is included in fixed charges.
(11) Loans before allowance for losses.
(12) Includes only capital held by Liberty Bank and has not been retroactively restated for the SBC merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BACKGROUND

     First Liberty Financial Corp.'s ("First Liberty") financial results of operations continued favorable trends during fiscal 1998. The positive trends reflect the results of an ongoing plan which focuses on (1) maintaining a low level of interest rate risk, (2) improving operating efficiency, (3) reductions in the levels of nonperforming and classified assets, (4) maintaining a strong regulatory capital position and (5) continued growth.

     In September 1995 and December 1994, in connection with the respective acquisitions of Tifton Banks, Inc. ("Tifton") and Central Banking Company ("CBC"), the Company issued $7.6 million in Series B 6.00% Cumulative Convertible Preferred ("Series B") stock. The shares had a liquidation preference of $25.00 per share. Dividends on the Series B were cumulative at an annual rate of $1.50 per share and payable quarterly. In March 1997, the Company redeemed 1,409 shares of its Series B stock for $38,043 plus accrued and unpaid dividends. The remaining 301,171 shares of the Series B were converted into 805,830 shares of the Company's common stock at a conversion price of $9.33 per share, or 2.69 shares of common stock.

     In August 1996, First Liberty announced a three-for-two stock split. The split was effective October 1, 1996 and paid in the form of a stock dividend.

     In September 1996, First Liberty issued a redemption notice for the Company's 8.25% convertible debentures. As of September 30, 1996 $62,000 plus accrued interest was paid to holders on the redemption date of October 7, 1996. The remaining holders elected to convert into common stock at the conversion price of $7.26 per share.

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

     In March 1998, First Liberty announced a three-for-two stock split. The split was effective April 27, 1998 and paid in the form of a stock dividend.

     In June 1998, the Company acquired by merger Southland Bank Corporation of Georgia ("SBC"). SBC on the date of acquisition held the following approximate balances: loans of $94 million, cash and investments of $44 million, premises and equipment of $3 million and deposits of $123 million. This business combination was accounted for utilizing the pooling-of-interests method of accounting. Accordingly, all financial information has been retroactively restated to reflect the SBC acquisition.

     In August 1998, First Liberty acquired OFC Capital Corporation ("OFC Capital"), a commercial leasing company. This acquisition did not have a significant impact on the Company's results of operations or its financial condition. Management anticipates a growing contribution by OFC Capital towards the results of operations of the Company.

CORE INCOME

     First Liberty's 1998 core income was $17.3 million compared to $15.1 million a year earlier. Core income per diluted share increased 14% to $1.27 for fiscal 1998 from $1.11 per share for fiscal 1997. During 1998 and 1997, several events occurred which resulted in non-recurring charges which have been excluded from core operating results. During 1998, the Company incurred non-recurring merger related expenses of approximately

$1.9 million (or $.13 per diluted share) after-tax incurred in the third fiscal quarter associated with the SBC merger.

     During 1997, the following non-recurring charges were excluded from core operating earnings:

     -- merger related expenses of approximately $312,000 (or $.02 per diluted share) after-tax incurred in the first fiscal quarter associated with the MGB merger;

     -- an extraordinary charge of $2.8 million (or $.21 per diluted share) after-tax reflecting the loss on the redemption of subordinated debt;

     -- costs relating to discontinued business lines in Liberty Mortgage
        Corporation's ("Liberty Mortgage") retail mortgage offices in Atlanta and First Liberty Bank's ("Liberty Bank") auto dealer indirect lending operations of $1.7 million (or $.13 per diluted share) after-tax. This included $1.3 million after-tax in additional loan loss provisions and $400,000 after-tax in other costs (including severance expenses) of discontinued business lines.

     Core earnings for 1996 represent earnings exclusive of a one-time Federal Deposit Insurance Corporation ("FDIC") assessment of $3.6 million ($2.3 million net of tax) to recapitalize the Savings Association Insurance Fund ("SAIF"), recorded September 30, 1996 pursuant to a law enacted on that date.

     For the year ended September 30, 1998, Liberty Bank (excluding contributions of its subsidiaries) contributed $23.1 million of core income before taxes, compared to $21.0 million in 1997 and $16.9 million in 1996. These amounts represent 87%, 95% and 87% of First Liberty's core income before income taxes for 1998, 1997 and 1996, respectively. These trends are indicative of (i) improved margins, which resulted in increased net interest income, (ii) improved internal operating efficiency, (iii) internal growth, and (iv) the contributions of acquisitions.

NET INCOME

     First Liberty's net income for the year ended September 30, 1998 was $15.5 million compared to $10.3 million for the year ended September 30, 1997 and $10.7 million for the year ended September 30, 1996. First Liberty's income before income taxes and extraordinary item was $24.1 million for the year ended September 30, 1998 compared to $18.8 million in 1997 and $15.8 million in 1996.

     For the year ended September 30, 1998, Liberty Mortgage contributed $3.1 million of income before income taxes, compared to $1.4 million in 1997 and $2.5 million in 1996. These amounts represent 13%, 7% and 16% of First Liberty's income before income taxes for 1998, 1997 and 1996, respectively.

     Included in Liberty Mortgage's income before income taxes are net gains on sale of loans, securities and loan servicing rights of approximately $5.3 million, $3.2 million and $2.6 million for the fiscal years ended September 30, 1998, 1997, and 1996, respectively. Income before income taxes for 1998 also included a provision of $1.2 million for the estimated impairment in the fair value of mortgage servicing rights resulting from an anticipated acceleration in future prepayments on mortgage loans as well as a decrease in demand for mortgage servicing rights by acquirors. These prepayments are expected to result from loans refinancings as borrowers take advantage of the historically low mortgage loan interest rates experienced during 1998. Further accelerated prepayments or reduced demand for mortgage servicing rights could result in future impairments of the mortgage servicing rights and further provisions against future earnings.

     For the year ended September 30, 1998, NewSouth contributed $1.1 million or 5% of income before income taxes. NewSouth commenced operations in 1997 and did not significantly affect earnings for that year.

     During 1998, OFC Capital did not significantly affect 1998 operating results.

NET INTEREST INCOME

     Net interest income increased by $3.2 million or 6% during fiscal 1998 as compared to 1997 due primarily to average interest-earning assets growth and an increase in the net interest margin principally a result of the higher spreads from NewSouth. Net interest income increased by $6.0 million or 13% during fiscal 1997 as compared to 1996 due to growth in earning assets partially offset by margin compression at Liberty Bank.

SUMMARY OF AVERAGE ASSETS AND LIABILITIES (FOR THE FISCAL YEAR ENDED)

     The following table reflects the average balances, the actual interest income or expense and the average yields and costs of funds of First Liberty's interest-earning assets and interest-bearing liabilities (dollars in thousands).

                                                1998                            1997                            1996
                                    -----------------------------   -----------------------------   -----------------------------
                                     AVERAGE                RATE/    AVERAGE                RATE/    AVERAGE                RATE/
                                     BALANCE     INTEREST   YIELD    BALANCE     INTEREST   YIELD    BALANCE     INTEREST   YIELD
                                    ----------   --------   -----   ----------   --------   -----   ----------   --------   -----
Loans(1)..........................  $1,004,303   $ 93,364   9.30%   $  943,983   $ 88,142   9.34%   $  832,686   $77,000    9.25%
Mortgage-backed securities........     248,090     15,559   6.27       202,453     13,290   6.56       155,499    11,273    7.25
Investments.......................      75,145      5,013   6.67       108,465      6,635   6.12        93,719     6,374    6.80
                                    ----------   --------           ----------   --------           ----------   -------
Total interest-earning assets.....   1,327,538   $113,936   8.58     1,254,901   $108,067   8.61     1,081,904   $94,647    8.75
                                                 ========                        ========                        =======
Other assets......................     139,466                         116,344                         118,706
                                    ----------                      ----------                      ----------
        Total assets..............  $1,467,004                      $1,371,245                      $1,200,610
                                    ==========                      ==========                      ==========
Savings deposits..................  $   54,800   $  1,332   2.43    $   58,450   $  1,494   2.56    $   64,088   $ 1,807    2.82
Time deposits.....................     670,468     38,638   5.76       617,320     35,010   5.67       550,075    31,900    5.80
Other deposits....................     350,228      6,619   1.89       337,909      7,025   2.08       326,172     7,270    2.23
Short-term borrowings.............     212,038     11,203   5.28       121,787      7,100   5.83       106,605     6,359    5.97
Long-term borrowings(2)...........      47,358      2,511   5.30       110,304      6,974   6.32        30,450     2,823    9.27
                                    ----------   --------           ----------   --------           ----------   -------
        Total interest-bearing
          liabilities.............   1,334,892   $ 60,303   4.52     1,245,770   $ 57,603   4.62     1,077,390   $50,159    4.66
                                                 ========                        ========                        =======
Other liabilities.................      16,246                          17,073                          23,021
Equity............................     115,866                         108,402                         100,199
                                    ----------                      ----------                      ----------
Total liabilities and Equity......  $1,467,004                      $1,371,245                      $1,200,610
                                    ==========                      ==========                      ==========
Interest rate spread..............                          4.06                            3.99                            4.09
                                                            ----                            ----                            ----
Net interest margin...............                          4.04                            4.02                            4.11
                                                            ====                            ====                            ====

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

                                                                       YEARS ENDED SEPTEMBER 30,
                                             -----------------------------------------------------------------------------
                                                         1998 VS 1997                            1997 VS 1996
                                                      INCREASE/(DECREASE)                     INCREASE/(DECREASE)
                                                            DUE TO                                  DUE TO
                                             -------------------------------------   -------------------------------------
                                             DUE TO    DUE TO     RATE/              DUE TO    DUE TO     RATE/
                                              RATE     VOLUME    VOLUME     TOTAL     RATE     VOLUME    VOLUME     TOTAL
                                             -------   -------   -------   -------   -------   -------   -------   -------
Changes in:
  Interest income:
    Loans(1)...............................  $  (378)  $5,624    $  (24)   $ 5,222   $   749   $10,293   $  100    $11,142
    Mortgage-backed securities.............     (587)   2,988      (132)     2,269    (1,073)   3,414      (324)     2,017
    Investments............................      597   (2,036)     (183)    (1,622)     (637)     998      (100)       261
                                             -------   -------   -------   -------   -------   -------   -------   -------
        Total interest income..............     (368)   6,576      (339)     5,869      (961)  14,705      (324)    13,420
                                             -------   -------   -------   -------   -------   -------   -------   -------
  Interest expense:
    Savings deposits.......................      (76)     (91)        5       (162)     (168)    (160)       15       (313)
    Time deposits..........................      556    3,025        48      3,629      (715)   3,911       (87)     3,109
    Other deposits.........................     (639)     256       (23)      (406)     (489)     262       (18)      (245)
    Short-term borrowings..................     (670)   5,650      (496)     4,484      (149)     755       (22)       584
    Long-term borrowings(2)................   (1,125)  (4,362)      642     (4,845)     (898)   7,563    (2,356)     4,309
                                             -------   -------   -------   -------   -------   -------   -------   -------
        Total interest expense.............   (1,954)   4,478       176      2,700    (2,419)  12,331    (2,468)     7,444
                                             -------   -------   -------   -------   -------   -------   -------   -------
        Net interest income................  $ 1,586   $2,098    $ (515)   $ 3,169   $ 1,458   $2,374    $2,144    $ 5,976
                                             =======   =======   =======   =======   =======   =======   =======   =======

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

Management considers assets and liabilities which mature or reprice within one year to be interest rate sensitive. As of September 30, 1998, $752 million or 55% of interest-earning assets were interest sensitive and $894 million or 73% of interest-bearing liabilities were interest sensitive.

     The volatility of net interest income reflects how the interest rate characteristics of financial instruments will work together in various interest rate environments over a fairly short period (generally one to two years). To evaluate risk of net interest income volatility, management must not only assess current financial attributes, but also forecast future business activity, consumer behavior and future economic trends. During 1998, interest rates generally declined from 1997 levels. Despite First Liberty's historical asset sensitivity (which indicates a bias toward rising rates), the interest rate spread remained relatively stable reflecting a relatively neutral interest rate risk position.

     Loan demand (including loans held-for-sale) remained robust during 1998 requiring additional acquisitions of deposits from wholesale sources to supplement retail deposit growth. Wholesale deposits are generally less labor intensive than retail deposits but may carry a higher interest rate. Management uses such funding sources when they represent the lowest "all-in" cost of funds. Wholesale deposits represent 13% of total deposits at September 30, 1998.

     Management measures the risk of net interest income volatility by the percentage exposure of forecasted net interest income under stable rates to various other rate scenarios. During 1997, management completed a plan begun two years earlier to reduce the level of bias toward rising interest rates. As of September 30, 1998, management estimates that First Liberty's relative level of risk was essentially neutral.

INTEREST RATE SENSITIVITY SHORT TERM ANALYSIS

     The following table summarizes the repricing of First Liberty's interest-earning assets and interest-bearing liabilities at September 30, 1998. The information presented may not be indicative of actual future trends of net interest income in rising or declining interest rate environments (dollars in thousands).

                                                 1 MONTH    2 MONTHS   3 MONTHS   6 MONTHS     1 YEAR
                                     LESS THAN      TO         TO         TO         TO          TO         OVER
                                      1 MONTH    2 MONTHS   3 MONTHS   6 MONTHS    1 YEAR      2 YEARS    2 YEARS      TOTAL
                                     ---------   --------   --------   --------   ---------   ---------   --------   ----------
Interest-earning assets:
  Loans(1)(2)......................  $397,865    $ 20,771   $ 20,580   $ 60,633   $  98,975   $ 109,556   $320,003   $1,028,383
  Securities.......................    46,516       9,718      8,748     29,427      56,324      75,054    108,710      334,497
  Fed funds sold and repurchase
    agreements.....................     2,071          --         --         --          --          --         --        2,071
                                     --------    --------   --------   --------   ---------   ---------   --------   ----------
        Total financial assets.....  $446,452    $ 30,489   $ 29,328   $ 90,060   $ 155,299   $ 184,610   $428,713   $1,364,951
                                     ========    ========   ========   ========   =========   =========   ========   ==========
Interest-bearing liabilities:
  Deposits:
    Savings(3).....................  $  4,339    $  4,346   $  4,346   $  9,897   $   7,512   $   1,187   $ 22,471   $   54,098
    Money market...................    99,710          --         --         --          --          --         --       99,710
    Interest-bearing deposits(3)...     1,742       1,740      1,739      4,967       9,219      14,489     73,970      107,866
    Time...........................    88,809      62,416     40,221    149,154     220,172      93,971     31,810      686,553
                                     --------    --------   --------   --------   ---------   ---------   --------   ----------
        Total interest-bearing
          deposits.................   194,600      68,502     46,306    164,018     236,903     109,647    128,251      948,227
Other borrowings...................   224,431       8,929      8,932         --       1,530          --     27,314      271,136
Interest rate agreements...........   (60,000)         --         --         --          --      60,000         --           --
                                     --------    --------   --------   --------   ---------   ---------   --------   ----------
        Total financial
          liabilities..............  $359,031    $ 77,431   $ 55,238   $164,018   $ 238,433   $ 169,647   $155,565   $1,219,363
                                     ========    ========   ========   ========   =========   =========   ========   ==========
Current period gap.................  $ 87,421    $(46,942)  $(25,910)  $(73,958)  $ (83,134)  $  14,963   $273,148   $  145,588
Cumulative gap.....................  $ 87,421    $ 40,479   $ 14,569   $(59,389)  $(142,523)  $(127,560)  $145,588
Cumulative gap as a % of Total
  asset............................       5.8%        2.7%       1.0%      -3.9%       -9.5%       -8.5%       9.7%

---------------

(1) The portfolio of loans available-for-sale are included in the less than three months repricing periods as all these assets are assigned to optional or mandatory commitments to sell. Loans exclude allowance for estimated losses.
(2) The repricing of loans does include amounts attributable to the amortization and estimated repayment of principal.

(3) The estimated repricing of savings and interest-bearing checking accounts was based on the Office of Thrift Supervision decay rates.

LOAN LOSS PROVISION AND ALLOWANCE FOR LOAN LOSSES

     During fiscal 1998, the provision for estimated losses on loans was $5.7 million compared to $7.8 million during 1997 and $3.4 million during 1996. During 1998, total loans held-for-investment decreased by 2% after increasing by 11% during 1997. Nonperforming loans increased by 40% during 1998 after remaining relatively stable during 1997. During 1998, the level of consumer bankruptcies and consumer charge-offs remained consistent with the 1997 level which had increased more than 200% over the prior year. During fiscal 1998, net charge-offs were $4.3 million or .43% of average loans compared to $5.0 million or .53% of average loans in fiscal 1997. Substantially all of the decrease in net charge-offs related to commercial business loans. Net charge-offs on consumer bankruptcies were $0.7 million or 16% of net charge-offs for 1998. Net charge-offs on indirect auto loans were $1.8 million in 1998 or 42% of net charge-offs. Excluding consumer loans in bankruptcy and indirect auto loans, the net charge-offs would have been $1.8 million or .18% of average loans for 1998. This trend experienced by First Liberty is believed to be indicative of trends in most financial institutions.

     Considering the reduction in loans and the overall trends in the level of credit risk, the provision for estimated losses on loans for 1998 was comparable to the amount provided in 1997 (disregarding $2.0 million in non-core charges included in the 1997 amount) which was an increase of $2.2 million or 65% over the 1996 provision. As the concentration of indirect auto loans decreases, the level of consumer bankruptcies and consumer loans charge-offs is expected to decline. However, management estimates the core provision in 1998 and 1997 to be reflective of recurring portfolio risk and would anticipate that the level of future loan loss provisions would continue to follow with the level of loan growth and net charge-off experience.

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

                                                                          SEPTEMBER 30,
                                           ----------------------------------------------------------------------------
                                              1998(1)         1997(1)         1996(1)         1995(1)        1994(1)
                                           -------------   -------------   -------------   -------------   ------------
                                             AMT      %      AMT      %      AMT      %      AMT      %     AMT      %
                                           -------   ---   -------   ---   -------   ---   -------   ---   ------   ---
First mortgage:
  Residential............................  $   291    12   $   764    17   $ 1,155    21   $ 1,227    26   $  998    27
  Commercial(2)..........................      358     6     1,121    10     1,106    12     1,328    14    1,934    20
  Residential construction...............      799    11       389    10       311    11       409    10      217    10
  Commercial business....................    4,511    38     3,572    30     2,837    26     2,200    22    1,723    14
  Consumer(3)............................    6,486    33     6,308    33     4,336    30     3,372    28    2,038    29
  Unallocated............................    3,939    --     2,235    --     1,860    --     2,255    --    1,410    --
                                           -------   ---   -------   ---   -------   ---   -------   ---   ------   ---
        Total............................  $16,384   100%  $14,389   100%  $11,605   100%  $10,791   100%  $8,320   100%
                                           =======   ===   =======   ===   =======   ===   =======   ===   ======   ===

---------------

(1) Loan categories as a percentage of total loans held-for-investment.
(2) Includes commercial construction first mortgage loans.
(3) Includes consumer mortgage loans (such as second mortgage loans and home equity lines of credit).

     Changes in the allowance for estimated losses on loans for the five years ended September 30, 1998 are as follows (dollars in thousands):

                                                        SEPTEMBER 30,
                                       -----------------------------------------------
                                        1998      1997      1996      1995      1994
                                       -------   -------   -------   -------   -------
Balance, beginning of year..........   $14,389   $11,605   $10,791   $ 8,320   $ 8,472
  Provision for estimated losses....     5,671     7,764     3,432     2,457     2,295
  Acquisitions(1)...................       666        --        --       879        --
  Adjustment for MGB pooling........        --        --       (43)       --        --
  Recoveries........................     1,640     1,393     2,592     2,523     2,429
  Charge-offs.......................    (5,982)   (6,373)   (5,167)   (3,388)   (4,876)
                                       -------   -------   -------   -------   -------
Balance, end of year................   $16,384   $14,389   $11,605   $10,791   $ 8,320
                                       =======   =======   =======   =======   =======
Allowance for loan losses to
  nonperforming loans...............    187.55%   231.63%   176.67%   174.10%   114.46%
Allowance for loan losses to total
  loans held-for-investment.........      1.71%     1.48%     1.32%     1.40%     1.34%

---------------

(1) Allowances for loans and leases acquired from First Credit Service Corporation and OFC Capital.

     The following table summarizes charge-offs and recoveries by loan type (dollars in thousands):

                                                          SEPTEMBER 30,
                                            ------------------------------------------
                                             1998     1997     1996     1995     1994
                                            ------   ------   ------   ------   ------
Charge-offs:
  Residential real estate................   $  257   $  287   $   79   $  234   $  243
  Commercial real estate.................      195       22       20      493      205
  Commercial business....................      925    1,494    2,069      855      997
  Consumer...............................    4,605    4,570    2,999    1,806    3,431
                                            ------   ------   ------   ------   ------
                                             5,982    6,373    5,167    3,388    4,876
                                            ------   ------   ------   ------   ------
Recoveries:
  Residential real estate................       96       44       31       68      198
  Commercial real estate.................      103       21       28        3       --
  Commercial business....................      376      221    1,073      835      304
  Consumer...............................    1,065    1,107    1,460    1,617    1,927
                                            ------   ------   ------   ------   ------
                                             1,640    1,393    2,592    2,523    2,429
                                            ------   ------   ------   ------   ------
Net charge-offs..........................   $4,342   $4,980   $2,575   $  865   $2,447
                                            ======   ======   ======   ======   ======
Percentage of average loans..............      .43%     .53%     .31%     .13%     .38%
                                            ======   ======   ======   ======   ======

NONPERFORMING ASSETS AND CREDIT RISK

     The table below summarizes nonperforming assets and troubled debt restructurings at the dates indicated. Nonperforming assets consist of nonaccrual loans, foreclosed properties, as well as loans past due 90 days or more as to interest or principal and still accruing. Material potential problem loans, (i.e., those with respect to which management has serious doubts regarding the ability of the borrowers to comply with present loan repayment terms) have been classified as nonaccrual loans regardless of payment status, and therefore are included in Liberty Bank's nonperforming assets (dollars in thousands).

                                                                SEPTEMBER 30,
                                               -----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               -------   -------   -------   -------   -------
Nonaccrual loans............................   $ 8,736   $ 6,196   $ 6,126   $ 5,197   $ 6,575
Loans past due 90 days or more and still
  accruing..................................        --        16       442     1,001       694
                                               -------   -------   -------   -------   -------
Total nonperforming loans...................     8,736     6,212     6,568     6,198     7,269
Real estate acquired through foreclosure....     2,239     3,547     3,616     4,863    11,096
Other repossessed assets....................       676       601       595       220       196
                                               -------   -------   -------   -------   -------
Total nonperforming assets..................   $11,651   $10,360   $10,779   $11,281   $18,561
                                               =======   =======   =======   =======   =======
Total nonperforming assets to total
  assets....................................       .78%      .73%      .82%      .98%     2.06%
                                               =======   =======   =======   =======   =======
Troubled debt restructurings................   $ 1,866   $    --   $ 5,252   $10,817   $12,199
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

     At September 30, 1998 foreclosed properties included six commercial properties with aggregate investments (net of reserves) of approximately $1.2 million. The remaining balance of foreclosed properties consisted of residential properties.

     A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The following loans were considered impaired as of September 30, 1998 and 1997 (dollars in thousands). See Notes 1 and 6 to First Liberty's Consolidated Financial Statements contained in Item 8 -- "Financial Statements and Supplementary Data" -- herein.

                                                                                  CARRYING
SEPTEMBER 30, 1998                                            BALANCE   RESERVE    VALUE
------------------                                            -------   -------   --------
Residential first mortgage..................................  $ 1,665   $  767     $  898
Commercial first mortgage...................................      933       93        840
Commercial business.........................................      423       66        357
Consumer(1).................................................    7,380    2,740      4,640
                                                              -------   ------     ------
                                                              $10,401   $3,666     $6,735
                                                              =======   ======     ======

                                                                                  CARRYING
SEPTEMBER 30, 1997                                            BALANCE   RESERVE    VALUE
------------------                                            -------   -------   --------
Residential first mortgage..................................  $1,125    $  112     $1,013
Commercial first mortgage...................................   1,017       138        879
Commercial business.........................................     965       484        481
Consumer(1).................................................   3,864     1,619      2,245
                                                              ------    ------     ------
                                                              $6,971    $2,353     $4,618
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

     The following table illustrates the contributions to operating results and to Liberty Mortgage's loan servicing portfolio in each of the last three fiscal years (dollars in thousands):

                                                         YEARS ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
Loan activity:
  Loans originated..................................   $771,420   $305,461   $377,994
  Loan servicing rights sold........................    101,210    181,833    104,761
                                                       --------   --------   --------
  Loan servicing contributed to portfolio...........   $670,210   $123,628   $273,233
                                                       ========   ========   ========
  Percentage sold...................................         13%        60%        28%
                                                       ========   ========   ========
Operating results:
  Gain on sale of loans and securities..............   $  4,552   $  1,815   $  1,770
  Gain on sale of loan servicing rights.............        797      1,397        790
                                                       --------   --------   --------
  Net gain on sale of loans and securities and loan
     servicing rights...............................   $  5,349   $  3,212   $  2,560
                                                       ========   ========   ========
  Net gain as a percentage of loans originated......        .69%      1.05%       .68%
                                                       ========   ========   ========

     During 1998, historically low interest rates and stable business conditions resulted in loan originations more than doubling as compared to 1997. Additionally, the accounting change of 1996 which allows for recognition of the value of mortgage servicing rights continued in 1998 to allow for a reduction in the percentage of servicing rights sold and an increase in investments in mortgage servicing rights. As such, the loan servicing portfolio increased by $274 million during 1998.

     Gains on sales of loans and securities increased by $2.9 million or 128% during 1998 resulting from increased loan originations and sales at Liberty Mortgage. As of September 30, 1998 and 1997, Liberty Bank's investments and mortgage-backed securities available-for-sale totalled $334 million and $287 million, respectively, and represented 100% of total investments and mortgage-backed securities.

     Deposit account service charges increased by $381,000 during 1998 as compared to 1997, and $1.2 million during 1997 as compared to 1996 principally due to average transaction accounts increasing 3% and 20% for the same periods resulting principally from acquisition activity and internal growth.

     Other income in fiscal 1998 was $4.0 million compared to $2.5 million during fiscal 1997 and $1.8 million in 1996. There were several sources of increased income, none of which were individually significant.

NONINTEREST EXPENSE

     Total noninterest expense increased by $3.4 million or 9% during fiscal 1998 compared to fiscal 1997 and increased $1.5 million or 4% during fiscal 1997 compared to fiscal 1996. The principal factors contributing to increased noninterest expense were merger related expenses, increased data processing expenses related to implementation of a wide area network linking all offices of First Liberty, implementation of new branch automation equipment to improve customer service and Year 2000 related costs (see "Year 2000" -- herein). Fiscal 1998 included merger related expenses of $2.4 million plus the incremental costs of acquired operations. Fiscal 1997 included merger related expenses of $423,000 plus incremental costs of acquired operations. Fiscal 1996 included a one-time SAIF assessment of $3.6 million.

     During 1998 Liberty Bank recorded $175,000 for possible losses on sales of foreclosed real estate as compared to $411,000 and $510,000 in 1997 and 1996, respectively. The ending allowance for losses on foreclosed real estate for 1998, 1997 and 1996 was $657,000, $708,000 and $543,000, respectively. See
"Nonperforming Assets and Credit Risk" -- herein.

     The following table summarizes the significant components of other expense (dollars in thousands):

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
Postage and freight.........................................  $1,357    $1,201    $1,059
Telephone...................................................   1,400     1,054       778
Stationery and supplies.....................................     978       934       788
Losses......................................................     705       890       440
Other.......................................................   1,829     2,744     2,201
                                                              ------    ------    ------
                                                              $6,269    $6,823    $5,266
                                                              ======    ======    ======

INCOME TAXES

     Income tax expense for the year ended September 30, 1998 reflects a variation from the statutory federal income tax rate of 35% primarily due to state income taxes. Income tax expense for the year ended September 30, 1997, reflects a variation from the statutory federal income tax rate of 35% primarily due to the resolution of certain tax contingencies. First Liberty's effective tax rate after such items for the years ended September 30, 1998, 1997 and 1996 was 35.9%, 29.1% and 32.2%, respectively.

     At September 30, 1998 First Liberty had gross deferred tax assets of approximately $6.4 million. First Liberty's management has determined that it is more likely than not that its deferred tax asset will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of First Liberty's existing deductible temporary differences. First Liberty is not aware of any material uncertainties existing at September 30, 1998 that may affect the realization of First Liberty's deferred tax assets. First Liberty evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

LOANS

     The following table states the composition of First Liberty's loan portfolio at the indicated dates (dollars in thousands).

                                                                              SEPTEMBER 30,
                                          --------------------------------------------------------------------------------------
                                                1998               1997              1996             1995             1994
                                          ----------------   ----------------   --------------   --------------   --------------
                                            AMOUNT      %      AMOUNT      %     AMOUNT     %     AMOUNT     %     AMOUNT     %
                                          ----------   ---   ----------   ---   --------   ---   --------   ---   --------   ---
Residential permanent first mortgages:
  Held-for-investment:
    Fixed rate..........................  $   29,951     3   $   66,668     7   $ 70,663     8   $ 66,205     8   $ 69,266    11
    Adjustable rate.....................      84,029     8       99,830    10    114,837    12    134,206    17     96,814    16
                                          ----------   ---   ----------   ---   --------   ---   --------   ---   --------   ---
                                             113,980    11      166,498    17    185,500    20    200,411    25    166,080    27
                                          ----------   ---   ----------   ---   --------   ---   --------   ---   --------   ---
  Available-for-sale:
    Fixed rate..........................      69,863     7       26,198     3     25,637     3     21,307     3      8,005     1
    Adjustable rate.....................         483    --        3,362    --      1,269    --        975    --      1,978    --
                                          ----------   ---   ----------   ---   --------   ---   --------   ---   --------   ---
                                              70,346     7       29,560     3     26,906     3     22,282     3      9,983     1
                                          ----------   ---   ----------   ---   --------   ---   --------   ---   --------   ---
Residential construction................     108,056    11      102,018    10     97,907    11     76,570    10     60,697    10
Commercial construction.................      35,355     3       31,432     3     26,221     3     19,083     2     19,648     3
Commercial permanent(1).................      20,519     2       62,677     6     82,204     9     91,860    12    108,014    17
                                          ----------   ---   ----------   ---   --------   ---   --------   ---   --------   ---
                                             163,930    16      196,127    19    206,332    23    187,513    24    188,359    30
                                          ----------   ---   ----------   ---   --------   ---   --------   ---   --------   ---
Consumer(2).............................     318,623    31      322,731    33    261,776    29    218,614    27    178,070    28
Commercial..............................     361,504    35      289,061    28    233,128    25    167,383    21     89,829    14
                                          ----------   ---   ----------   ---   --------   ---   --------   ---   --------   ---
                                             680,127    66      611,792    61    494,904    54    385,997    48    267,899    42
                                          ----------   ---   ----------   ---   --------   ---   --------   ---   --------   ---
                                           1,028,383   100%   1,003,977   100%   913,642   100%   796,203   100%   632,321   100%
                                                       ===                ===              ===              ===              ===
Allowance for estimated losses..........     (16,384)           (14,389)         (11,605)         (10,791)          (8,320)
                                          ----------         ----------         --------         --------         --------
        Total...........................  $1,011,999         $  989,588         $902,037         $785,412         $624,001
                                          ==========         ==========         ========         ========         ========

---------------

(1) Includes construction loans converted to permanent loans.
(2) Includes consumer mortgage loans (such as second mortgage loans and home equity lines of credit).

     During 1998, the commercial loan portfolio increased by $72 million or 25% after increasing by $56 million or 24% in 1997. The 1998 level resulted from Liberty Bank's strategic plan to emphasize commercial customers as a targeted line of business. Management anticipates a continued expansion of commercial loans in 1999.

     The following table sets forth the scheduled contractual repayments of Liberty Bank's construction and commercial business loans at September 30, 1998. Adjustable rate loans are included in their respective principal repayment date categories (dollars in thousands).

                                                              CONSTRUCTION   COMMERCIAL
                                                              ------------   ----------
Amounts due:
  Within 1 year(1)..........................................    $120,987      $123,728
  After 1 year through 5 years..............................      22,013       180,942
  After 5 years.............................................         411        56,834
                                                                --------      --------
                                                                $143,411      $361,504
                                                                ========      ========

---------------

(1) Includes demand loans, loans having no stated schedule of repayment and no stated maturity.

     The following table summarizes the total amount of construction and commercial loans at September 30, 1998 due after one year by fixed and adjustable rates (dollars in thousands).

                                                               FIXED     ADJUSTABLE
                                                                RATE        RATE
                                                              --------   ----------
Construction................................................  $  7,389    $15,035
Commercial..................................................   163,810     73,966
                                                              --------    -------
                                                              $171,199    $89,001
                                                              ========    =======

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     The following table summarizes securities available-for-sale (dollars in thousands):

                                                                 SEPTEMBER 30,
                                                         ------------------------------
                 TYPES OF INVESTMENTS                      1998       1997       1996
                 --------------------                    --------   --------   --------
Investment securities:
  U.S. government agencies.............................  $ 35,136   $ 63,234   $ 37,908
  Investment grade corporate debt and equity
     securities........................................        98        353      7,734
  FHLB of Atlanta stock................................    12,342     10,492     10,167
  State, county and municipal..........................        --      6,898      6,501
  Certificates of deposit..............................        --        891      5,795
  Other................................................       836      1,230        166
Mortgage-backed securities:
  FNMA, FHLMC and GNMA securities......................   225,595    186,646    174,050
  Nonagency issuer securities..........................    60,490     17,611     14,725
                                                         --------   --------   --------
          Total securities available-for-sale..........  $334,497   $287,355   $257,046
                                                         ========   ========   ========

     The stated contractual maturities and weighted average yield of securities available-for-sale at September 30, 1998 are as follows (dollars in thousands):

                                                    1 YEAR     5 YEARS
                                         1 YEAR     THROUGH    THROUGH      AFTER
          TYPES OF INVESTMENT            OR LESS    5 YEARS    10 YEARS    10 YEARS     TOTAL
          -------------------            -------    -------    --------    --------    --------
Investment securities:
  FHLB of Atlanta stock................  $12,342    $    --    $    --     $     --    $ 12,342
  Investment grade corporate equity
     securities........................       98         --         --           --          98
  U.S. government agencies.............   12,040     22,196        900           --      35,136
  Other................................      836         --         --           --         836
                                         -------    -------    -------     --------    --------
                                          25,316     22,196        900           --      48,412
                                         -------    -------    -------     --------    --------
Weighted average yield.................     6.74%      6.23%      6.11%          --        6.43%
                                         -------    -------    -------     --------    --------
Mortgage-backed securities:
  FNMA, FHLMC and GNMA securities......    2,201     30,603     29,402      162,417     224,623
  Nonagency issuer securities..........       --      1,691         --       59,771      61,462
                                         -------    -------    -------     --------    --------
                                           2,201     32,294     29,402      222,188     286,085
                                         -------    -------    -------     --------    --------
Weighted average yield.................     7.60%      6.48%      6.50%        6.65%       6.37%
                                         -------    -------    -------     --------    --------
          Total securities
            available-for-sale.........  $27,517    $54,490    $30,302     $222,188    $334,497
                                         =======    =======    =======     ========    ========
Weighted average yield.................     6.83%      6.36%      6.49%        6.65%       6.38%
                                         =======    =======    =======     ========    ========

DEPOSITS

     The following table sets forth the composition of deposits, excluding accrued interest payable and discounts on deposits acquired, by type of account and interest rate category at the dates indicated (dollars in thousands):

                                                            SEPTEMBER 30,
                                   ---------------------------------------------------------------
                                          1998                   1997                  1996
                                   -------------------    -------------------    -----------------
                                                 % OF                   % OF                 % OF
        TYPE OF ACCOUNT              AMOUNT      TOTAL      AMOUNT      TOTAL     AMOUNT     TOTAL
        ---------------            ----------    -----    ----------    -----    --------    -----
Savings:
  Regular(1)...................    $   54,098       5%    $   55,150       5%    $ 62,231       7%
  Money market(2)..............        99,710       9         92,236       9      108,205      11
                                   ----------     ---     ----------     ---     --------     ---
          Total savings........       153,808      14        147,386      14      170,436      18
                                   ----------     ---     ----------     ---     --------     ---
Demand deposits:
  Consumer
     interest-earning(3).......       107,866      10        102,143      10      106,601      11
  Consumer
     non-interest-earning......        31,888       2         46,895       4       50,877       5
  Commercial...................        94,644       9         74,640       7       68,589       7
  Custodial accounts...........        18,664       2         13,369       1       13,759       1
                                   ----------     ---     ----------     ---     --------     ---
          Total demand
            deposits...........       253,062      23        237,047      22      239,826      24
                                   ----------     ---     ----------     ---     --------     ---
Time deposits:
  1.00%-3.00%..................           200      --            234      --          241      --
  3.01%-5.00%..................        15,132       1         15,732       1       38,119       4
  5.01%-7.00%..................       657,717      61        652,087      62      502,342      52
  7.01%-9.00%..................        12,093       1         14,483       1       19,936       2
  9.01%-11.00%.................         1,411      --          1,518      --        1,457      --
                                   ----------     ---     ----------     ---     --------     ---
          Total time
            deposits...........       686,553      63        684,054      64      562,095      58
                                   ----------     ---     ----------     ---     --------     ---
          Total deposits.......    $1,093,423     100%    $1,068,487     100%    $972,357     100%
                                   ==========     ===     ==========     ===     ========     ===
Weighted average rate at year
  end..........................          4.39%                  4.68%                4.53%
                                   ==========             ==========             ========
Contractual maturities of time
  deposits:
  Within 1 year................    $  557,329             $  481,982             $411,832
  1 to 5 years.................       129,201                202,066              150,263
  Over 5 years.................            23                      6                   --
                                   ----------             ----------             --------
                                   $  686,553             $  684,054             $562,095
                                   ==========             ==========             ========

---------------

(1) The range of nominal interest rates were 2.00% to 2.95% at September 30, 1998 and 2.00% to 3.25% at both September 30, 1997 and 1996.
(2) The range of nominal interest rates were 2.45% to 4.72% at September 30, 1998, 2.45% to 4.90% at September 30, 1997, and 2.45% to 4.90% at September
    30, 1996.
(3) The range of nominal interest rates were 1.25% to 3.00% at September 30, 1998, 1.75% to 3.15% at September 30, 1997 and 1.75% to 3.25% at September
    30, 1996.

     As of September 30, 1998 the amount and remaining term to maturity for time deposits in the amount of $100,000 or greater is as follows; approximately $46.8 million in three months or less, approximately $43.4 million in over three months through six months, approximately $55.8 million in over six months through twelve months, and approximately $3.7 million in over twelve months.

     Included in total deposits are accounts having balances in excess of $100,000 totaling approximately $215 million, $189 million and $176 million at September 30, 1998, 1997 and 1996, respectively.

     Certain deposits are collateralized by mortgage-backed and investment securities aggregating approximately $43.1 million and $42.7 million at September 30, 1998 and 1997, respectively.

     In the second quarter of fiscal 1996, First Liberty began a wholesale certificate of deposit program as part of their overall funding strategy. Since 1995 brokered deposits have grown to $34 million and other wholesale deposits have grown to $104 million. These deposits represent 13% of total deposits. The wholesale and brokered program provides a source of funds that can be utilized as an attractive alternative to other borrowing lines and competitive deposit pricing.

BORROWINGS

     The following table sets forth certain information and terms of FHLB advances and other borrowings and the associated weighted average interest rates at the dates indicated (dollars in thousands).

                                                                      SEPTEMBER 30,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Outstanding balance, end of period.........................  $244,345    $197,399    $187,520
Maximum month end balance..................................   244,345     224,016     186,766
Average balance............................................   210,393     191,094     106,413
  Weighted average interest rate, end of year..............      5.45%       5.98%       5.45%
  Weighted average interest rate, during the year..........      5.91%       5.58%       5.71%

     Advances from the FHLB are collateralized by residential first mortgage loans and mortgage-backed and government agency securities with unpaid principal balances aggregating approximately $272 million, $192 million and $197 million at September 30, 1998, 1997 and 1996, respectively. At September 30, 1998, Liberty Bank was required to collateralize its advances with acceptable collateral with a lendable collateral value equal to 100% of advances outstanding. The lendable collateral value of the residential first mortgage loans and mortgage-backed securities pledged to the advances was 85% and 97% of their fair market value, respectively.

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

     The liquidity of First Liberty's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 4%. Liberty Bank met its liquidity requirement at September 30, 1998.

     The Office of Thrift Supervision ("OTS") capital regulations include a core capital requirement of 3.0%, a tangible capital requirement of 1.5% and a risk-based capital requirement of 8.0%. Subject to certain exceptions, each of these capital standards must be no less stringent than the capital standards applicable to national banks, although the risk-based capital requirement for savings institutions may deviate from the risk-based capital standards applicable to national banks to reflect interest rate risk or other risks if the deviations in the aggregate do not result in materially lower levels of capital being required of savings institutions than would be required of national banks. At September 30, 1998, Liberty Bank had core capital, tangible capital and risk-based capital of 7.47%, 7.41% and 11.56%, respectively.

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

     Liberty Bank is prohibited from declaring or paying cash dividends on its common stock if the payment thereof would cause a reduction in its regulatory capital below either the liquidation account or the capital requirements set by the OTS or, without the prior approval of the OTS, if the amount of dividends to be paid in any year would exceed 50% of its net income for the fiscal year in which the dividend is declared (except that permitted dividends may be deferred and paid in a subsequent year). During fiscal 1998, 1997, and 1996, Liberty Bank paid dividends to First Liberty of $10.0 million, $1.0 million, and $4.5 million, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than investments by owners and distributions to owners. The FASB believes that SFAS No. 130 should help investors, creditors and others in assessing a company's activities and the timing and magnitude of its future cash flows. For the Company, the primary difference between net income and comprehensive income is the change in unrealized gains and losses on securities available-for-sale. SFAS No. 130 is not expected to have a materially adverse impact on the consolidated financial position of the Company and is effective for the fiscal year beginning October 1, 1998.

     Also in June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which establishes new standards for public companies to report information about operating segments in annual financial statements and also requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has not yet determined the impact of SFAS No. 131 on the Company's future disclosures. SFAS No. 131 is effective for financial statements for the fiscal year beginning October 1, 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", were issued. Management has not yet determined the impact of SFAS No. 132 on the Company's future disclosures. SFAS No. 132 is effective for the fiscal year beginning October 1, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS No. 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the present limited use of derivative instruments, Management anticipates the adoption of SFAS No. 133 will not have a significant impact on the Company's results of operations or its financial position.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998 (January 1, 1999 for the Company). SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held-for-sale, an entity that engages in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Management has not yet determined the impact of SFAS No. 134 on the Company's results of operations or its financial condition.

YEAR 2000

     First Liberty has initiated a company-wide program to identify and address issues associated with the ability of its date-sensitive information, computer, telephony, business systems and certain equipment to properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program is also designed to assess the readiness of other entities with which First Liberty does business.

     Inability to reach substantial Year 2000 compliance in First Liberty's systems and integral third party systems could result in interruption of telecommunications services, interruption or failure of First Liberty's ability to service customers, failure of operating and other information systems and failure of certain date-sensitive equipment. Such failures could result in substantial claims by customers as well as loss of revenue due to service interruption, delays in First Liberty's ability to service its customers accurately and timely, and increased expenses associated with litigation, stabilization of operations following such failures or execution of contingency plans.

     The Year 2000 program is being conducted by a management team that is coordinating efforts of internal resources as well as third party providers and vendors in identifying and making necessary changes to First Liberty's systems hardware, software and date-sensitive equipment. The program includes all affiliates of First Liberty. Some of the changes that are necessary in First Liberty's operations are being made as a part of ongoing systems upgrades.

     First Liberty's Year 2000 program has been divided into five phases:
Awareness; Assessment; Renovation; Validation; and Implementation. First Liberty monitors its progress within these five phases based on the number of inventoried items that have been addressed. Management's target date for completion of all phases for its mission critical applications is June 30, 1999. Mission critical applications include those that (1) directly affect delivery of primary services to First Liberty's customers; (2) directly affect First Liberty revenue recognition and collection; (3) would create noncompliance with any statutes or laws; and (4) would require significant costs to address in the event of noncompliance.

     First Liberty has identified four main areas of focus for its Year 2000 program. Each focus area includes the hardware, software, embedded chips, third party vendors and suppliers as well as third party networks that are associated with the identified systems.

     The first focus area, Mission Critical Applications and Systems, consists of software and hardware that comprise the core of First Liberty's financial and customer servicing systems. Outside suppliers provide all hardware and most software that comprise First Liberty's networks and core systems. These components are being remediated by third party suppliers, contract staff and internal staff. Testing of these components for Year 2000 compliance is being performed by the vendors and First Liberty. As of November 30, 1998, the awareness, assessment, renovation and validation phases for First Liberty's mission critical applications were each approximately 75% to 100% complete, and the remaining phase, Implementation, is approximately 15% to 20% complete.

     The second focus area, Business Partners, Suppliers and Vendors, includes notification and determination of Year 2000 status for each. These entities are being asked to respond to a survey designed to evaluate each with regard to Year 2000 risk to First Liberty. As of November 30, 1998, the awareness, assessment, renovation and validation phases were each approximately 80% to 100% complete. The remaining phase, Implementation, is approximately 70% to 100% complete.

     The third focus area, Risk Management, includes reviewing Corporate Borrowers (Fund Takers), Funds Providers and Capital Market/Asset Management counterparts for Year 2000 readiness. These entities are also being asked to respond to a survey designed to evaluate each with regard to Year 2000 risk to First Liberty. As of November 30, 1998, the awareness, assessment, renovation and validation phases were each approximately 95% to 100% complete. The remaining phase, Implementation, is approximately 75% to 100% complete.

     Building and environmental systems, the fourth focus area, includes various products and systems that are not used in support of network or customer support functions. Building and environmental systems are primarily provided by third parties and include building operations, copy machines, security systems, voice telephone systems, printed forms, etc. As of November 30, 1998, the awareness, assessment, renovation and validation phases were each approximately 95% to 100% complete. The remaining phase, Implementation, is approximately 2% to 5% complete.

     As of November 30, 1998, for First Liberty's overall Year 2000 Project Plan, the Awareness phase was approximately 95% to 100% complete, the Assessment phase was approximately 95% to 100% complete, the Renovation phase was approximately 95% to 100% complete, the Validation phase was approximately 70% to 80% complete and the Implementation phase was approximately 0% to 25% complete.

     Over the years, First Liberty has developed numerous contingency plans for conducting its business operations in the event of crises including system outages and natural disasters. As a part of its Year 2000 compliance efforts, First Liberty is modifying its Corporate Contingency Plan to ensure that tested contingency plans are in place for each of its critical applications in the event that planned Year 2000 compliance testing activities for its mission critical applications are not successful and in the event that a mission critical application should fail as a result of the date roll-over to January 1, 2000. This effort is not limited to the risks posed by the potential Year 2000 failures of internal information systems and infrastructures, but also includes the potential secondary impact on First Liberty of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. Major milestones for the contingency plan include completion of individual plans by the end of 1998, assessments by the end of first quarter 1999, and the completion of testing by June 30, 1999.

     Expenses associated with First Liberty Financial Corp's Year 2000 compliance for fiscal year 1998 were between $300,000 - $400,000. Expenses projected for fiscal year 1999 are between $400,000 and $600,000. Additionally, First Liberty estimates the total cost of its capital investments will be between $2 million and $3 million over the life of the project. First Liberty intends to continually reassess the estimated costs and status of Year 2000 remediation efforts.

     First Liberty currently anticipates that its mission critical applications will be Year 2000 compliant by June 30, 1999. However, no assurance can be given that unforeseen circumstances will not arise during the performance of the testing and implementation phases that would adversely affect the Year 2000 compliance of First Liberty's systems. Furthermore, the Year 2000 compliance status of integral third party suppliers and networks, which could adversely impact First Liberty's mission critical applications, cannot be fully known. As a result, First Liberty is unable to determine the impact that any system interruption would have on its results of operations, financial position and cash flows. However, such impact could be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................        41
Consolidated Statements of Financial Condition as of
  September 30, 1998 and 1997...............................        42
Consolidated Statements of Income for each of the three
  years in the period ended September 30, 1998..............        43
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended September 30, 1998....        45
Consolidated Statements of Cash Flows for each of the three
  years in the period ended September 30, 1998..............        46
Notes to Consolidated Financial Statements..................        47

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
First Liberty Financial Corp.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of First Liberty Financial Corp. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Atlanta, Georgia
October 30, 1998

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                (DOLLARS AND SHARES
                                                                   IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................  $   39,253   $   39,323
Federal funds sold and repurchase agreements................       2,071       26,187
Securities available-for-sale...............................     334,497      287,355
Loans available-for-sale, net...............................      70,346       29,560
Loans, net..................................................     941,653      960,028
Accrued interest receivable.................................      10,751       10,173
Premises and equipment, net.................................      29,110       27,922
Real estate, net............................................       2,239        2,854
Intangible assets...........................................      10,947       10,794
Mortgage servicing rights...................................      13,822        6,571
Advances to attorneys for loans originated..................      41,242        8,106
Other assets................................................       7,337        9,222
                                                              ----------   ----------
          Total assets......................................  $1,503,268   $1,418,095
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand................................  $  145,196   $  117,310
  Interest-bearing demand...................................     107,866      119,737
  Savings...................................................     153,808      147,386
  Time......................................................     686,553      684,054
                                                              ----------   ----------
          Total deposits....................................   1,093,423    1,068,487
Notes payable and other borrowed money......................     244,345      197,399
Securities sold under agreements to repurchase..............      26,791       26,099
Checks payable on loans originated..........................       3,091        1,709
Other liabilities...........................................      13,414       14,887
                                                              ----------   ----------
          Total liabilities.................................   1,381,064    1,308,581
                                                              ----------   ----------
Commitments and contingencies...............................          --           --
Stockholders' equity:
  Common stock ($1.00 par value, 25,000 shares authorized,
     13,574 and 13,492 shares issued, respectively, and
     13,552 and 13,355 shares outstanding, respectively)....      13,574       13,492
  Additional paid-in capital................................      38,797       38,425
  Retained earnings.........................................      68,482       57,828
  Net unrealized gain on securities available-for-sale, net
     of taxes...............................................       1,620        1,246
  Unearned compensation -- restricted stock.................          --          (47)
  Treasury stock at cost (22 and 137 shares,
     respectively)..........................................        (269)      (1,430)
                                                              ----------   ----------
          Total stockholders' equity........................     122,204      109,514
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $1,503,268   $1,418,095
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEARS ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                                1998       1997      1996
                                                              --------   --------   -------
                                                                 (DOLLARS IN THOUSANDS)
Interest Income:
  Loans.....................................................  $ 93,364   $ 88,142   $77,000
  Securities................................................    20,043     18,630    16,662
  Federal funds sold and repurchase agreements..............       529      1,295       985
                                                              --------   --------   -------
          Total interest income.............................   113,936    108,067    94,647
                                                              --------   --------   -------
Interest Expense:
  Deposits..................................................    46,589     43,529    40,977
  Short-term borrowings.....................................    11,203      7,100     6,359
  Long-term borrowings......................................     2,511      6,974     2,823
                                                              --------   --------   -------
          Total interest expense............................    60,303     57,603    50,159
                                                              --------   --------   -------
Net interest income.........................................    53,633     50,464    44,488
  Provision for estimated losses on loans...................     5,671      7,764     3,432
                                                              --------   --------   -------
Net interest income after provision for estimated losses on
  loans.....................................................    47,962     42,700    41,056
                                                              --------   --------   -------
Noninterest Income:
  Loan servicing fees.......................................     1,621      2,310     2,445
  Gain (loss) on sale of investment securities..............       261        128       (11)
  Gain on sale of loans and mortgage-backed securities......     4,892      2,132     1,770
  Gain on sale of servicing.................................       797      1,397       790
  Deposit account service charges...........................     7,333      6,952     5,740
  Other income..............................................     3,976      2,545     1,831
                                                              --------   --------   -------
          Total noninterest income..........................    18,880     15,464    12,565
                                                              --------   --------   -------
                                                                66,842     58,164    53,621
                                                              --------   --------   -------
Noninterest Expense:
  Compensation, taxes and benefits..........................    23,290     21,086    18,165
  Occupancy and equipment...................................     4,948      4,298     4,409
  Advertising...............................................     1,203      1,493       987
  Professional fees.........................................     1,723      1,572     1,189
  Data processing...........................................     3,334      1,579     1,187
  Federal deposit insurance premiums........................       668        769     5,024
  Amortization of intangible assets.........................     1,234      1,233     1,234
  Net cost of operation of other real estate................        44        467       327
  Other expenses............................................     6,269      6,823     5,266
                                                              --------   --------   -------
          Total noninterest expense.........................    42,713     39,320    37,788
                                                              --------   --------   -------

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                                                                 YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                             1998          1997          1996
                                                          -----------   -----------   -----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Income before income tax expense........................  $    24,129   $    18,844   $    15,833
                                                          -----------   -----------   -----------
Income Tax Expense (Benefit):
  Current...............................................        9,395         7,003         7,113
  Deferred..............................................         (723)       (1,257)       (2,018)
                                                          -----------   -----------   -----------
                                                                8,672         5,746         5,095
                                                          -----------   -----------   -----------
Income before extraordinary loss........................       15,457        13,098        10,738
Extraordinary loss on extinguishment of debt (net of
  related income tax benefit of $1,514).................           --         2,811            --
                                                          -----------   -----------   -----------
Net income..............................................       15,457        10,287        10,738
Dividends on preferred stock............................           --           113           454
                                                          -----------   -----------   -----------
  Net income applicable to common stockholders..........  $    15,457   $    10,174   $    10,284
                                                          ===========   ===========   ===========
Earnings Per Common Share:
  Income before extraordinary loss:
     Basic..............................................  $      1.16   $      1.00   $      0.83
     Diluted............................................  $      1.14   $      0.96   $      0.82
  Extraordinary loss on extinguishment of debt, net of
     related income tax:
     Basic..............................................  $        --          0.22            --
     Diluted............................................  $        --          0.21            --
  Net income:
     Basic..............................................  $      1.16   $      0.78   $      0.83
     Diluted............................................  $      1.14   $      0.75   $      0.82
Dividends Per Common Share:.............................  $      .286   $      .250   $      .188
Average Number of Shares Outstanding:
     Basic..............................................   13,373,000    13,045,037    12,387,290
     Diluted............................................   13,584,994    13,592,447    13,079,723

   The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               NET
                                                                                           UNREALIZED
                                                    ADDITIONAL                             GAIN (LOSS)                  TOTAL
                              PREFERRED   COMMON     PAID-IN     RETAINED     UNEARNED         ON        TREASURY   STOCKHOLDERS'
                                STOCK      STOCK     CAPITAL     EARNINGS   COMPENSATION   SECURITIES     STOCK        EQUITY
                              ---------   -------   ----------   --------   ------------   -----------   --------   -------------
                                                                    (DOLLARS IN THOUSANDS)
Balances at September 30,
  1995.....................    $ 7,564    $12,346    $30,526     $43,774       $ (37)        $  601      $  (357)     $ 94,417
Series B, 6.00% Cumulative
  Convertible Preferred
  stock dividends declared,
  $1.50 per share..........         --         --         --        (454)         --             --           --          (454)
Common stock dividends
  declared, $0.188 per
  share....................         --         --         --      (2,452)         --             --           --        (2,452)
Conversion of $602,000 in
  8.25% Convertible
  Debentures into 82,891
  shares of Common stock...         --         83        508          (2)         --             --           --           589
Common stock issued for
  exercise of stock
  options -- 111,600
  shares...................         --        112        183         (25)         --             --           --           270
Common stock issued as
  unearned compensation....         --          3         22          --         (25)            --           --            --
Amortization of unearned
  compensation.............         --         --         --          --          18             --           --            18
Dividends paid for
  fractional shares in
  three-for-two stock split
  effective October 1,
  1996.....................         --         --         --          (2)         --             --           --            (2)
Net unrealized loss on
  securities
  available-for-sale, net
  of taxes.................         --         --         --          --          --           (731)          --          (731)
Adjustment for difference
  in year ends relating to
  Middle Georgia Bank
  pooling..................         --         --         --        (235)         --             --           --          (235)
Net income.................         --         --         --      10,738          --             --           --        10,738
                               -------    -------    -------     -------       -----         ------      -------      --------
Balances at September 30,
  1996.....................      7,564     12,544     31,239      51,342       $ (44)          (130)        (357)      102,158
Series B, 6.00% Cumulative
  Convertible Preferred
  stock dividends declared,
  $0.75 per share..........         --         --         --        (113)         --             --           --          (113)
Common stock dividends
  declared, $0.250 per
  share....................         --         --         --      (3,363)         --             --           --        (3,363)
Conversion of 301,171
  shares of Series B, 6.00%
  Cumulative Convertible
  Preferred stock into
  805,830 shares of Common
  stock, and 1,409 shares
  redeemed for $27.00 per
  share....................     (7,564)       806      6,719          --          --             --           --           (39)
Conversion of $30,000 in
  8.25% Convertible
  Debentures into 4,131
  shares of Common stock...         --          4         26          --          --             --           --            30
Common stock issued for
  exercise of stock
  options -- 138,400
  shares...................         --        138        364          --          --             --           --           502
Common stock issued as
  unearned compensation....         --          3         22          --         (25)            --           --            --
Amortization of unearned
  compensation.............         --         --         --          --          22             --           --            22
Shares cancelled...........         --         (3)        (5)         --          --             --           --            (8)
Nonqualified stock options
  exercised................         --         --         60          --          --             --           --            60
Net unrealized gain on
  securities
  available-for-sale, net
  of taxes.................         --         --         --          --          --          1,376           --         1,376
Acquisition of treasury
  stock....................         --         --         --          --          --             --       (1,073)       (1,073)
Adjustment for difference
  in year ends relating to
  Southland Bank
  Corporation pooling......         --         --         --        (325)         --             --           --          (325)
Net income.................         --         --         --      10,287          --             --           --        10,287
                               -------    -------    -------     -------       -----         ------      -------      --------
Balances at September 30,
  1997.....................         --     13,492     38,425      57,828       $ (47)         1,246       (1,430)      109,514
Common stock dividends
  declared, $0.286
  per share................         --         --         --      (3,758)         --             --           --        (3,758)
Common stock issued for
  exercise of stock
  options -- 104,575
  shares...................         --        105        449          --          --             --           --           554
Common stock issued........         --        115        (66)         --          --             --           --            49
Shares cancelled...........         --        (23)       (11)         11          --             --           --           (23)
Dividends paid for
  fractional shares in
  three-for-two stock split
  effected April 1998......         --         --         --         (10)         --             --           --           (10)
Cancellation of treasury
  stock resulting from SBC
  pooling..................         --       (115)        --      (1,046)         --             --        1,161            --
Amortization of unearned
  compensation.............         --         --         --          --          47             --           --            47
Net unrealized gain on
  securities
  available-for-sale, net
  of taxes.................         --         --         --          --          --            374           --           374
Net income.................         --         --         --      15,457          --             --           --        15,457
                               -------    -------    -------     -------       -----         ------      -------      --------
Balances at September 30,
  1998.....................    $    --    $13,574    $38,797     $68,482       $  --         $1,620      $  (269)     $122,204
                               =======    =======    =======     =======       =====         ======      =======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Operating Activities:
  Cash flows from operating activities:
    Net income..............................................  $  15,457   $  10,287   $  10,738
                                                              ---------   ---------   ---------
    Loss on extinguishment of debt..........................         --       4,324          --
                                                              ---------   ---------   ---------
    Adjustments to reconcile net income to cash used in
     operations:
      Depreciation..........................................      2,414       2,179       2,320
      Deferred income tax benefit...........................       (723)     (1,257)     (2,018)
      Amortization of loan fees, net........................        572         152         113
      Provision for estimated losses on loans, real estate
       and mortgage servicing rights........................      7,047       8,175       3,942
      Amortization of intangibles...........................      1,234       1,233       1,234
      Dividends received on stock...........................         --        (241)       (272)
      Gain on sales of loans and securities.................     (5,153)     (2,260)     (1,759)
      Loans available-for-sale:
        Disbursements.......................................   (744,086)   (100,988)   (140,618)
        Purchases...........................................     (4,206)   (172,097)   (228,087)
        Sales...............................................    724,916     271,954     365,341
        Repayments..........................................        974         372         600
      (Increase) decrease in accrued interest receivable....       (578)        151      (1,086)
      Increase(decrease) in accrued interest payable........        607           5         (48)
      Other, net............................................    (12,594)     (8,978)     (4,673)
                                                              ---------   ---------   ---------
        Total adjustments...................................    (29,576)     (1,600)     (5,011)
                                                              ---------   ---------   ---------
    Net cash (used in) provided by operating activities.....    (14,119)     13,011       5,727
                                                              ---------   ---------   ---------
Investing Activities:
  Cash flows from investing activities:
    Net decrease (increase) in fed funds sold and repurchase
     agreements.............................................     24,116      12,900      (7,975)
    Investment securities available-for-sale:
      Purchases.............................................   (188,947)   (136,971)   (109,961)
      Sales.................................................      8,773      20,021      29,826
      Maturities............................................     23,806      39,686      17,291
      Principal repayments..................................    123,884      56,494      37,652
    Net increase in loans...................................     (4,322)    (92,305)   (116,127)
    Cash paid to acquire certain assets, including
     intangible assets......................................     (9,395)         --          --
    Purchases of premises and equipment.....................     (3,652)     (4,529)     (2,328)
    Proceeds from sales of real estate......................      2,535       1,146       4,023
    Net (increase) decrease in advances to attorneys for
     loans originated.......................................    (33,136)     (6,377)      1,491
    Other net...............................................     (1,444)      3,747         (30)
                                                              ---------   ---------   ---------
    Net cash used in investing activities...................    (57,782)   (106,188)   (146,138)
                                                              ---------   ---------   ---------
Financing Activities:
  Cash flows from financing activities:
    Net increase (decrease) in deposits.....................     24,936      96,813      46,071
    Notes payable & other borrowed money:
      Proceeds..............................................    496,711     373,946     608,358
      Repayments............................................   (449,707)   (357,783)   (513,321)
    Net increase in securities sold under agreements to
     repurchase.............................................        692       3,171      12,329
    Net increase (decrease) in checks payable on loans
     originated.............................................      1,382      (2,741)     (2,669)
    Acquisition of treasury stock...........................         --      (1,073)         --
    Redemption of subordinated debentures...................         --     (16,707)         --
    Redemption of preferred stock...........................         --         (38)         --
    Issuance of common stock................................        568         494         270
    Dividends paid on stock.................................     (2,751)     (3,342)     (2,851)
                                                              ---------   ---------   ---------
  Net cash provided by financing activities.................     71,831      92,740     148,187
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and due from banks..........        (70)       (437)      7,776
    Cash and due from banks beginning of period.............     39,323      39,760      31,984
                                                              ---------   ---------   ---------
    Cash and due from banks end of period...................  $  39,253   $  39,323   $  39,760
                                                              =========   =========   =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest................................................  $  59,696   $  57,596   $  49,555
    Income taxes............................................      5,218       6,812       6,635
Noncash Investing and Financing Activities:
    Mortgage Loans Securitized into mortgage-backed
     securities.............................................  $  13,427   $      --   $      --
    Real estate foreclosed..................................      3,766       1,989       2,681
    Financing of sales of foreclosed real estate............      2,067         733         350
    Dividends declared but not paid on preferred stock......         --          --         114
    Dividends declared but not paid on common stock.........      1,025         772         524

   The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     First Liberty Financial Corp. ("First Liberty") is a savings and loan holding company which owns and operates First Liberty Bank ("Liberty Bank") and its wholly-owned subsidiaries, Liberty Mortgage Corporation ("Liberty Mortgage"), NewSouth Financial Services, Inc. ("NewSouth") and OFC Capital Corporation ("OFC Capital"). Liberty Bank operates as a system of community banks throughout Georgia. Liberty Mortgage originates first mortgage loans throughout Georgia and the southeastern states. NewSouth originates consumer finance products in offices throughout Georgia. OFC Capital originates commercial leases on a nationwide basis.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of First Liberty and its wholly-owned subsidiaries, Liberty Bank, Liberty Mortgage, NewSouth and OFC Capital (collectively known as "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Debt and equity securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale and represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to interest rates, change in prepayment risk, the need to increase regulatory capital or other similar factors. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized. This amount is reported net of income taxes. Federal Home Loan Bank of Atlanta stock is carried at cost. As of September 30, 1998 and 1997, the Company's entire portfolio of debt and equity securities was classified as available-for-sale.

     Gains or losses on sales of securities are determined based upon the specific identification method.

LOANS AVAILABLE-FOR-SALE

     Loans available-for-sale are stated at the lower of cost or estimated aggregate market value and gains and losses on sales of first mortgage loans are recognized at the time of sale. Gains and losses are determined as the difference between the net sales proceeds (including fees paid to the Company to release servicing rights) and the book value of the loans or securities sold, as adjusted by the estimated present value associated with excess or deficient servicing fees. The present value of excess and deficient servicing fees is amortized on the level-yield method over the estimated lives of the related loans.

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

ALLOWANCE FOR ESTIMATED LOAN LOSSES

     The Company considers a loan to be impaired based on current information and events if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

     The Company uses several factors in determining if a loan is impaired. Quarterly asset classification procedures generally include a review of significant loans and lending data, including loan payment status and borrowers' financial data and operation factors, such as cash flows and operating income or loss. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate of the loan, except that collateral dependent loans are measured for impairment at the fair value of the collateral.

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

MORTGAGE SERVICING RIGHTS

     The Company recognizes originated and purchased mortgage servicing rights ("MSRs") as assets by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair value. Amortization of MSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

     The Company evaluates all MSRs for impairment based on the excess of the carrying amount of the MSRs over their fair value. Fair values of servicing rights are determined by estimating the present value of future net servicing income considering the average interest rate and the average remaining lives of the related

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES loans being serviced. Periodically, the Company uses an independent party to evaluate the present values of its portfolio of mortgage servicing. This evaluation is principally determined using discounted cash flows of disaggregated groups of mortgage servicing rights.

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

INTANGIBLE ASSETS

     Intangible assets are stated at cost less accumulated amortization and are amortized over periods ranging from 5 to 25 years on the straight-line basis. The recoverability of the intangible assets are reviewed periodically to determine if adjustments to carrying value or amortization periods are necessary. Accumulated amortization as of September 30, 1998 and 1997 was $7.5 million and $6.3 million, respectively.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

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

     Mortgage Servicing Rights and Excess Servicing Fees. The fair value is estimated by discounting estimated future cash flows from servicing fees using discount rates that approximate current market rates.

     Deposit Liabilities. The fair values disclosed for deposits (i.e., interest and non-interest checking, regular savings, and money market accounts) are equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits.

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

STOCK-BASED COMPENSATION

     Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 allows for the continued use of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

Issued to Employees". The Company continues to account for stock-based compensation under the provisions of Opinion No. 25.

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

EARNINGS PER COMMON SHARE

     In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which sets forth new rules concerning the calculation and presentation of earnings per share information in financial statements. SFAS No. 128 replaces primary earnings per share with basic earnings per share which excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 replaces fully diluted earnings per share with diluted earnings per share which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. Diluted earnings per share assumes (i) the exercise of all stock options below the market price at period end or the average market price for the quarter and (ii) the conversion, if dilutive, of all convertible preferred stock as of the beginning of the year with the elimination of dividends declared. Additionally, the earnings per share calculations for 1997 and 1996 have been restated to reflect the adoption of SFAS No. 128.

SWAP AGREEMENT

     The Company utilizes a swap agreement for interest rate risk management purposes. Net interest income (expense) resulting from the differential between exchanging fixed and floating-rate interest payments is recorded on a current basis. If the swaps were to be terminated or sold, the gain or loss would be deferred and amortized into interest income or expense over the remaining maturity period of the borrowings that are being hedged. (See Note 17 for additional information.)

RECLASSIFICATIONS AND RESTATEMENTS

     Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

     All financial information has been retroactively restated to reflect the Southland Bank Corporation ("SBC") merger which closed in June 1998 and was accounted for utilizing the pooling-of-interests method of accounting.

     All references to number of shares, per share amounts, stock option data and market prices have been restated to give retroactive effect to the three-for-two stock split in the form of a stock dividend effective on April 27, 1998.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than investments by owners and distributions to owners. The FASB believes that SFAS No. 130 should help investors, creditors and others in assessing a company's activities and the timing and magnitude of its future cash flows. For the Company, the primary difference between net income and comprehensive income is the change in unrealized gains and losses on securities available-for-sale. SFAS No. 130 is not expected to have a materially adverse impact on the consolidated financial position of the Company and is effective for the fiscal year beginning October 1, 1998.

     Also in June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which establishes new standards for public companies to report information about operating segments in annual financial statements and also requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has not yet determined the impact of SFAS No. 131 on the Company's future disclosures. SFAS No. 131 is effective for financial statements for the fiscal year beginning October 1, 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", were issued. Management has not yet determined the impact of SFAS No. 132 on the Company's future disclosures. SFAS No. 132 is effective for the fiscal year beginning October 1, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS No. 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the present limited use of derivative instruments, Management anticipates the adoption of SFAS No. 133 will not have a significant impact on the Company's results of operations or its financial position.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998 (January 1, 1999 for the Company). SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held-for-sale, an entity that engages in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES ability and intent to sell or hold those investments. Management has not yet determined the impact of SFAS No. 134 on the Company's results of operations or its financial condition.

2. EARNINGS PER SHARE

     The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended September 30, 1998, 1997 and 1996 (dollars and shares in thousands).

                                                               INCOME         SHARES       PER-SHARE
                  1998 EARNINGS PER SHARE                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                  -----------------------                    -----------   -------------   ---------
Basic:
  Net income applicable to common stockholders.............    $15,457        13,373         $1.16
                                                                                             =====
Effect of Dilutive Securities:
     Options...............................................                      212
                                                               -------        ------
Diluted:
  Net income applicable to common stockholders plus assumed
     conversions...........................................    $15,457        13,585         $1.14
                                                               =======        ======         =====

                                                               INCOME         SHARES       PER-SHARE
                  1997 EARNINGS PER SHARE                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                  -----------------------                    -----------   -------------   ---------
Income before extraordinary item...........................    $13,098
Less preferred stock dividend..............................        113
                                                               -------
Basic:
  Income applicable to common stockholders before
     extraordinary item....................................     12,985        13,045         $1.00
                                                                                             =====
Effect of Dilutive Securities:
  Convertible preferred stock..............................        113           351
  Options..................................................                      196
                                                               -------        ------
Diluted:
  Income applicable to common stockholders before
     extraordinary item plus assumed conversions...........    $13,098        13,592         $ .96
                                                               =======        ======         =====

                                                               INCOME         SHARES       PER-SHARE
                  1996 EARNINGS PER SHARE                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                  -----------------------                    -----------   -------------   ---------
Net income applicable to common shareholders...............    $10,738
Less preferred stock dividend..............................        454
                                                               -------
Basic:
  Net income applicable to common stockholders.............     10,284        12,387         $.83
                                                                                             ====
Effect of Dilutive Securities:
  Convertible preferred stock..............................        454           541
  Convertible debentures...................................         30            59
  Options..................................................                       93
                                                               -------        ------
Diluted:
  Net income applicable to common stockholders plus assumed
     conversions...........................................    $10,768        13,080         $.82
                                                               =======        ======         ====

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

3. ACQUISITIONS

     In August 1998, First Liberty acquired OFC Capital Corporation ("OFC Capital"), a commercial leasing company. This acquisition did not have a significant impact on the Company's results of operations or its financial condition. Management anticipates a growing contribution by OFC Capital towards the results of operations of the Company.

     In June 1998, the Company acquired by merger Southland Bank Corporation ("SBC"). On the date of acquisition, SBC held the following approximate balances: loans of $94 million, cash and investments of $44 million, premises and equipment of $3 million and deposits of $123 million. This business combination has been accounted for utilizing the pooling-of-interests method of accounting. The following table shows the pro forma effect of the above transaction on results of operations for the periods prior to the combination. The results listed are not necessarily indicative of future operations.

                                                                                  SEPTEMBER 30,
                                                           NINE MONTHS ENDED   -------------------
                                                             JUNE 30, 1998       1997       1996
                                                           -----------------   --------   --------
Total Revenue:
  First Liberty..........................................       $89,965        $110,378   $ 95,643
  SBC....................................................         9,708          13,153     11,569
                                                                -------        --------   --------
     Combined............................................       $99,673        $123,531   $107,212
                                                                =======        ========   ========
Net Income:
  First Liberty..........................................       $10,773        $  8,899   $  8,920
  SBC....................................................            14           1,388      1,818
                                                                -------        --------   --------
     Combined............................................       $10,787        $ 10,287   $ 10,738
                                                                =======        ========   ========

     In November 1996, the Company acquired by merger Middle Georgia Bank ("MGB"). This business combination, which increased the assets of the Company by approximately $126 million, was accounted for utilizing the pooling-of-interests method of accounting.

4. SECURITIES AVAILABLE-FOR-SALE

     Investment and mortgage-backed securities available-for-sale are summarized as follows (dollars in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
INVESTMENT SECURITIES:
  U.S. government agencies..................................  $ 35,136   $ 63,234
  Investment grade corporate equity securities..............        98        353
  FHLB of Atlanta stock.....................................    12,342     10,492
  State, county and municipal...............................        --      6,898
  Certificates of deposit...................................        --        891
  Other.....................................................       836      1,230
MORTGAGE-BACKED SECURITIES:
  FNMA, FHLMC, and GNMA securities..........................   225,595    186,646
  Nonagency issuer securities...............................    60,490     17,611
                                                              --------   --------
                                                              $334,497   $287,355
                                                              ========   ========

     Mortgage-backed securities at September 30, 1998 and 1997 included $185 million and $132 million, respectively, of investments in collateralized mortgage obligations.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     At September 30, 1998 and 1997, all mortgage-backed securities were available-for-sale. Adjustable rate pass-through securities are subject to interest rate adjustments indexed to the one year or three year constant maturity treasury, the one to six month London Inter-Bank Offered Rate ("LIBOR"), or the FHLB 11th District Cost of Funds Index.

     At September 30, 1998, the Company had no open futures contracts or option contracts as interest rate hedges related to investment or mortgage-backed securities.

     The amortized cost and estimated market value of all investments in debt and equity securities are summarized as follows (dollars in thousands):

                                                              GROSS        GROSS      ESTIMATED
                                                AMORTIZED   UNREALIZED   UNREALIZED    MARKET
            AT SEPTEMBER 30, 1998                 COST        GAINS        LOSSES       VALUE
            ---------------------               ---------   ----------   ----------   ---------
U.S. government agencies......................  $ 34,893      $  255        $ 12      $ 35,136
Investment grade corporate equity
  securities..................................        98          --          --            98
FHLB of Atlanta stock.........................    12,342          --          --        12,342
Other.........................................       887          --          51           836
Mortgage-backed securities....................   283,785       2,436         136       286,085
                                                --------      ------        ----      --------
                                                $332,005      $2,691        $199      $334,497
                                                ========      ======        ====      ========

                                                              GROSS        GROSS      ESTIMATED
                                                AMORTIZED   UNREALIZED   UNREALIZED    MARKET
            AT SEPTEMBER 30, 1997                 COST        GAINS        LOSSES       VALUE
            ---------------------               ---------   ----------   ----------   ---------
U.S. government agencies......................  $ 63,026      $  250        $ 42      $ 63,234
Investment grade corporate equity
  securities..................................       383          --          30           353
FHLB of Atlanta stock.........................    10,492          --          --        10,492
Certificates of deposit.......................       891          --          --           891
State county and municipal....................     6,874          24          --         6,898
Other.........................................     1,223           8           1         1,230
Mortgage-backed securities....................   202,548       1,921         212       204,257
                                                --------      ------        ----      --------
                                                $285,437      $2,203        $285      $287,355
                                                ========      ======        ====      ========

     The change to stockholders' equity for the net unrealized gain or loss on debt and equity securities during fiscal 1998 was a net gain of $1.6 million (net of related taxes of $872,000) and a net gain of $1.2 million (net of related tax benefit of $672,000) during fiscal 1997.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     The amortized cost and estimated market value of debt and equity securities at September 30, 1998, by contractual maturity, are shown below. Expected maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties (dollars in thousands):

                                                                          ESTIMATED
                                                              AMORTIZED    MARKET
                                                                COST        VALUE
                                                              ---------   ---------
Due in one year or less.....................................  $ 10,854    $  6,871
Due after one year through five years.......................    24,015      28,201
Due after five years through ten years......................       911         900
Due after ten years.........................................        --          --
                                                              --------    --------
                                                                35,780      35,972
FHLB of Atlanta stock.......................................    12,342      12,342
Mortgage-backed securities..................................   283,785     286,085
Other and equity securities.................................        98          98
                                                              --------    --------
                                                              $332,005    $334,497
                                                              ========    ========

     Proceeds, gross realized gains and losses on the sale of debt and equity securities for the three years ended September 30, 1998 are as follows (dollars in thousands):

                                                                   SEPTEMBER 30,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
Proceeds..................................................  $ 8,773   $20,021   $29,826
Gross realized gains......................................      267       161       159
Gross realized losses.....................................        6        33       170

5. LOANS AVAILABLE-FOR-SALE AND MORTGAGE BANKING OPERATIONS

     Loans originated for sale to the secondary market, principally residential first mortgage loans, are typically sold within ninety days of origination. Liberty Mortgage had open commitments to originate or purchase residential mortgage loans of approximately $328 million, including $14 million to be held in Liberty Bank's portfolio and $93 million on which the interest rate had not been locked-in at September 30, 1998. Commitments to sell residential mortgage loans and mortgage-backed securities for mandatory delivery were approximately $190 million at September 30, 1998. Also, at September 30, 1998, the Company bought $8 million of optional commitments to sell residential mortgage loans. The Company had no open futures contracts as interest rate hedges related to loans available-for-sale or commitments to originate residential mortgage loans at September 30, 1998.

     The following summarizes the principal balance of whole loans and participations which the Company was servicing for its portfolio and investors (dollars in thousands):

                                                                SEPTEMBER 30,
                                                     ------------------------------------
                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Loans serviced for investors.......................  $1,159,701   $  726,054   $  788,624
Loans sub-serviced for others......................          --      132,348        2,324
Loans serviced for Liberty Bank's portfolio........     164,359      191,876      210,003
                                                     ----------   ----------   ----------
Total loans serviced...............................  $1,324,060   $1,050,278   $1,000,951
                                                     ==========   ==========   ==========
Number of loans serviced...........................      14,832       13,958       13,873
                                                     ==========   ==========   ==========

     In connection with loans serviced, there were no off-balance sheet escrow accounts.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     Changes in the amounts capitalized in connection with mortgage servicing rights are as follows (dollars in thousands):

                                                                   SEPTEMBER 30,
                                                             --------------------------
                                                              1998      1997      1996
                                                             -------   -------   ------
Balance, beginning of year.................................  $ 6,571   $ 6,132   $2,076
  Capitalized..............................................   11,015     3,480    4,812
  Sold.....................................................   (1,118)   (1,671)     (46)
  Amortization.............................................   (1,445)   (1,370)    (710)
  Impairment...............................................   (1,201)       --       --
                                                             -------   -------   ------
Balance, end of year.......................................  $13,822   $ 6,571   $6,132
                                                             =======   =======   ======

     The following table summarizes the Company's financial data with respect to its mortgage banking operations (dollars in thousands):

                                                                   SEPTEMBER 30,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
Total revenues............................................  $10,776   $ 7,071   $ 7,743
Total expenses............................................    7,716     5,685     5,212
                                                            -------   -------   -------
Income before income taxes................................  $ 3,060   $ 1,386   $ 2,531
                                                            =======   =======   =======
Total assets..............................................  $45,577   $17,268   $19,410
                                                            =======   =======   =======
Depreciation expense......................................  $   102   $   188   $   215
                                                            =======   =======   =======
Capital expenditures for office premises and equipment....  $   196   $   175   $   146
                                                            =======   =======   =======

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

6. LOANS

     Loans are summarized as follows (dollars in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Loans collateralized by real estate:
  Residential first mortgage................................  $113,980   $166,498
  Commercial first mortgage.................................    20,519     62,677
  Consumer mortgage(1)......................................   150,889    102,120
Construction loans:
  Residential real estate...................................   108,056    102,018
  Commercial real estate....................................    35,355     31,432
Commercial business.........................................   361,504    289,061
Consumer -- indirect auto loans.............................    99,036    171,990
Consumer -- other loans.....................................    68,698     48,621
                                                              --------   --------
                                                               958,037    974,417
Allowance for estimated losses..............................   (16,384)   (14,389)
                                                              --------   --------
                                                              $941,653   $960,028
                                                              ========   ========

---------------

(1) Loans collateralized by the equity in the borrower's residence.

     The above balances exclude undisbursed loan commitments representing loans in process and unused lines of credit amounting to approximately $177 million and $132 million at September 30, 1998 and 1997, respectively.

     Liberty Bank's loans to one borrower ("LTOB") limitation is 15% of unimpaired capital and surplus (as defined by the Office of Comptroller of the Currency) unless the loans are collateralized by readily marketable assets, in which case the limitation is 25%. For loans in excess of this limitation, Liberty Bank is restricted from extending additional credit and options to renew such credits are limited. Liberty Bank's limitation at September 30, 1998 was approximately $18.9 million based on the 15% limitation and $31.5 million based on the 25% limitation. At September 30, 1998, Liberty Bank had no relationships in excess of the LTOB limitation.

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

     At September 30, 1998 and 1997, the recorded investment in loans for which impairment had been recognized in accordance with SFAS No. 114 totaled $10.4 million and $7.0 million, respectively, with a corresponding valuation allowance of $3.7 million and $2.4 million, respectively. For the periods ended September 30, 1998 and 1997, the average recorded investment in impaired loans was approximately $8.6 million and $7.2 million, respectively. Interest income recognized by the Company on impaired loans, not placed on nonaccrual, (during the portion of the year that they were impaired) was not significant.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     The following table sets forth the interest income that would have been recorded under the original terms and the actual interest income recorded for nonaccrual loans for the year ended September 30, 1998 (dollars in thousands).

Interest income that would have been recorded under the
  original terms............................................  $  1,122
                                                              ========
Interest income recorded....................................  $    632
                                                              ========

     Changes in the allowance for estimated loan losses for the three years ended September 30 are as follows (dollars in thousands):

                                                             1998      1997      1996
                                                            -------   -------   -------
Balance at beginning of year..............................  $14,389   $11,605   $10,791
Provision for estimated losses............................    5,671     7,764     3,432
Adjustment for MGB pooling................................       --        --       (43)
Acquisitions(1)...........................................      666        --        --
Charge-offs...............................................   (5,982)   (6,373)   (5,167)
Recoveries................................................    1,640     1,393     2,592
                                                            -------   -------   -------
Balance end of year.......................................  $16,384   $14,389   $11,605
                                                            =======   =======   =======

---------------

(1) relates to certain assets acquired during 1998.

7. PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows (dollars in thousands):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Land........................................................  $ 4,988   $ 4,687
Office buildings............................................   28,271    27,517
Furniture, fixtures and equipment...........................   21,436    18,696
                                                              -------   -------
                                                               54,695    50,900
Less accumulated depreciation...............................   25,585    22,978
                                                              -------   -------
                                                              $29,110   $27,922
                                                              =======   =======

     Certain office facilities are occupied under operating lease arrangements with future annual rentals as follows (dollars in thousands):

YEAR ENDED SEPTEMBER 30,:
-------------------------
  1999......................................................  $  557
  2000......................................................     551
  2001......................................................     476
  2002......................................................     305
  2003......................................................     206
  Thereafter................................................     525
                                                              ------
                                                              $2,620
                                                              ======

     Total rent expense was approximately $656,000, $542,000, and $459,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

8. REAL ESTATE

          Investments in real estate are summarized as follows (dollars in thousands):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Acquired through foreclosure................................  $2,896   $3,562
Allowance for estimated losses..............................    (657)    (708)
                                                              ------   ------
                                                              $2,239    2,854
                                                              ======   ======

     Sales of real estate owned (gross of gains and losses) during fiscal 1998 and 1997 were $4.6 million and $1.9 million, respectively, of which, Liberty Bank provided financing for $2.1 million and $733,000 during the same periods.

     Changes in the allowance for estimated losses on real estate for the years ended September 30 are as follows (dollars in thousands):

                                                              1998    1997    1996
                                                              -----   -----   -----
Acquired through foreclosure:
  Balance, beginning of year................................  $ 708   $ 543   $ 481
  Provision for estimated losses............................    175     411     510
  Charge-offs, net..........................................   (226)   (246)   (448)
                                                              -----   -----   -----
  Balance, end of year......................................  $ 657   $ 708   $ 543
                                                              =====   =====   =====
Acquired for development:
  Balance, beginning of year................................  $  --   $ 125   $ 142
  Charge-offs, net..........................................     --    (125)    (17)
                                                              -----   -----   -----
  Balance, end of year......................................  $  --   $  --   $ 125
                                                              =====   =====   =====

9. DEPOSITS

     The Company had brokered deposits totalling $34 million and $17 million at September 30, 1998 and 1997, respectively. Banking regulations have established guidelines in order for financial institutions to accept brokered deposits. Without obtaining a waiver, only well capitalized financial institutions, as defined, are allowed to accept brokered deposits.

     At September 30, 1998 and 1997, the Company had $215 million and $189 million of time deposits of $100,000 or more.

The maturities of the Company's time deposits are as follows (in thousands):

1999........................................................  $557,329
2000........................................................    97,039
2001........................................................    17,412
2002........................................................    14,773
2003........................................................        --
Thereafter..................................................        --
                                                              --------
                                                              $686,553
                                                              ========

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

10. NOTES PAYABLE AND OTHER BORROWED MONEY

     Notes payable and other borrowed money are summarized as follows (dollars in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Line of Credit (interest rate of 6.625% and 6.66% at
  September 30, 1998 and 1997, respectively)................  $    500   $ 10,000
Advances from the FHLB of Atlanta:
  Short term (interest rates ranging from 5.57% to 7.42% and
     5.05% to 6.55% at September 30, 1998 and 1997,
     respectively)..........................................   131,530     82,449
  Long term (interest rates ranging from 4.99% to 7.65% and
     5.51% to 8.66% at September 30, 1998 and 1997,
     respectively)..........................................   112,315    104,461
Other.......................................................        --        489
                                                              --------   --------
                                                              $244,345   $197,399
                                                              ========   ========

     Liberty Bank's unused borrowing capacity with the FHLB of Atlanta at September 30, 1998 was approximately $52 million in advances and warehouse lines of credit. Additionally, Liberty Bank has approximately $55 million in fed fund lines with correspondent banks.

     At September 30, 1998, contractual principal maturities of long-term notes payable and other borrowed money are as follows (dollars in thousands):

1999........................................................  $     --
2000........................................................    60,000
2001........................................................    50,000
2002........................................................        --
2003........................................................        --
2004 and thereafter.........................................     2,315
                                                              --------
                                                              $112,315
                                                              ========

     The following table sets forth the outstanding, maximum month-end and average balances of short-term FHLB advances and other short-term borrowings and the associated weighted average interest rates at the dates indicated (dollars in thousands).

                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Outstanding balance, end of period..........................  $132,030   $ 92,449   $164,449
Maximum month end balance...................................   215,230    164,449    164,449
Average balance outstanding during the year.................   168,609     96,183     91,298
Weighted average interest rate, end of period...............      5.63%      6.40%      5.50%
Weighted average interest rate, during the period...........      5.71       5.62       5.81

     Advances from the FHLB of Atlanta are collateralized by residential first mortgage loans and mortgage-backed and government agency securities with unpaid principal balances aggregating approximately $272 million and $197 million at September 30, 1998 and 1997, respectively. At September 30, 1998, Liberty Bank was required to collateralize its advances with acceptable collateral with a lendable collateral value equal to 100% of advances outstanding. The lendable collateral value of the residential first mortgage loans and mortgage-backed securities pledged to the advances was 85% and 97% of their fair market value, respectively.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

                                                             1998      1997      1996
                                                            -------   -------   -------
Mortgage-backed securities sold under agreements
  To repurchase at year end:
  Book value..............................................  $42,899   $22,103   $23,158
  Market value............................................  $43,739   $22,301   $23,080
Maximum borrowings under repurchase agreements
  For the year:

     Identical securities.................................  $26,988   $33,987   $32,507
Average borrowings under repurchase agreements
  For the year:

     Identical securities.................................  $23,087   $28,296   $18,406
Weighted average interest rate at year end................     5.24%     5.56%     4.89%

12. INCOME TAXES

     The Company files a consolidated federal income tax return. Prior to the Small Business Job Protection Act of 1996, the Company was allowed to determine its bad debt deductions for tax purposes under either the percentage of taxable income method (limited to 8 percent of taxable income before such deduction) or the experience method. For the year ended September 30, 1996, Liberty Bank determined its bad debt reserve deduction based on the percentage of taxable income method. For the years ended September 30, 1998 and 1997, Liberty Bank determined its tax bad debt deduction based on the specific charge-off method of accounting.

     The provision for federal income taxes consists of the following (dollars in thousands):

                                                                   SEPTEMBER 30,
                                                             --------------------------
                                                              1998     1997      1996
                                                             ------   -------   -------
Current....................................................  $9,395   $ 7,003   $ 7,113
Deferred...................................................    (723)   (1,257)   (2,018)
                                                             ------   -------   -------
          Total............................................  $8,672   $ 5,746   $ 5,095
                                                             ======   =======   =======

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     Actual income taxes (including income tax (benefit) on extraordinary items) differ from income taxes computed at the federal corporate statutory rate of 35% as shown below:

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                              1998     1997     1996
                                                              ----     ----     ----
Statutory federal income tax rate...........................  35.0%    35.0%    35.0%
Benefit of graduated tax brackets...........................    --      (.8)     (.5)
State taxes, net of federal benefit.........................   1.4       --       --
Amortization of intangible assets...........................    .9      1.9      1.5
Tax exempt interest.........................................   (.5)    (2.1)    (2.1)
Resolution of tax contingencies.............................    --     (6.7)      --
Other, net..................................................   (.9)     1.8     (1.7)
                                                              ----     ----     ----
Effective federal income tax rate...........................  35.9%    29.1%    32.2%
                                                              ====     ====     ====

     The net deferred tax asset is included in other assets in 1998 and 1997 in the consolidated statements of financial condition. Gross deferred tax assets and deferred tax liabilities as of September 30 are as follows (dollars in thousands):

                                                               1998     1997
                                                              ------   ------
Deferred Tax Assets:
  Allowance for estimated loan losses.......................  $4,650   $3,655
  Deferred loan fees........................................      15       --
  Real estate owned loss allowance..........................      --        5
  Reserve for uncollected late fees.........................     167      118
  Purchase accounting adjustments, net......................     104      137
  Other reserves............................................     255      212
  Unrealized loss on securities available-for-sale..........      --       11
  Core deposits.............................................     242      160
  Benefits..................................................     438      254
  Other.....................................................     486      204
                                                              ------   ------
          Total deferred tax assets.........................  $6,357   $4,756
                                                              ------   ------

                                                               1998     1997
                                                              ------   ------
Deferred Tax Liabilities:
  Section 481 mark-to-market adjustment.....................  $   --   $  158
  Depreciation..............................................     331      326
  Loan swap.................................................      --       87
  Loan discounts............................................     415      390
  FHLB stock................................................   1,459    1,313
  Loan origination fees.....................................     436      381
  Purchase accounting adjustments, net......................      57      119
  Unrealized gain on securities available-for-sale..........     434      679
  Deferred loan fees........................................     315       57
  Benefits..................................................     161      119
  Other, net................................................     205      284
                                                              ------   ------
          Total deferred tax liabilities....................   3,813    3,913
                                                              ------   ------
          Total net deferred tax asset......................  $2,544   $  843
                                                              ======   ======

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     The Company's management has determined that it is more likely than not that its net deferred tax asset will be realized. This is based on the existence of taxable income in the form of future reversals of existing taxable temporary differences and taxable income in prior carryback years that is sufficient to allow realization of the tax benefit of the Company's existing deductible temporary differences. The Company is not aware of any material uncertainties existing at September 30, 1998 that may affect the realization of the Company's deferred tax assets. The Company evaluates the realizability of deferred tax assets quarterly by assessing the need for a valuation allowance.

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

     Under SFAS No. 109, "Accounting for Income Taxes," a deferred tax liability is not recognized with respect to thrift institutions for the bad debt reserve for tax purposes that arose in tax years beginning before December 31, 1987 ("Base-Year Reserve"), unless it becomes apparent that this temporary difference will reverse in the foreseeable future. Future reversal of the Base-Year Reserve would occur if the Company ceases to be in the banking business. At September 30, 1998, the Company's Base-Year Reserve for which no deferred tax liability is recognized is approximately $12.0 million. The amount of the unrecognized deferred tax liability related to this temporary difference is $4.2 million.

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

13. PREFERRED STOCK

     In March 1997, the Company redeemed 1,409 shares of its Series B 6.00% Cumulative Convertible Preferred ("Series B") stock for $38,043 plus accrued and unpaid dividends. The remaining 301,171 shares of the Series B were converted into 805,830 shares of the Company's common stock, at a conversion price of $9.33 per share, or 2.69 shares of common stock.

     The Series B stock had a liquidation preference of $25.00 per share. Dividends on the Series B stock were cumulative at an annual rate of $1.50 per share and were payable quarterly. Each share of the Series B stock was convertible at the option of the holder into 2.69 shares of common stock, at a conversion price of $9.33.

     Dividends declared during 1997 and 1996 were $113,000 and $454,000, respectively. Dividends paid during 1997 and 1996 were $227,000 and $406,000, respectively.

14. REGULATORY RESTRICTIONS

     Liberty Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the Company's financial statements. The regulations require Liberty Bank to meet specific capital guidelines that involve quantitative measures of Liberty Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Liberty Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Liberty Bank to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES the regulations) to risk weighted assets (as defined), and of tangible capital (as defined) to assets (as defined). As of September 30, 1998 Liberty Bank met all capital adequacy requirements to which it is subject.

     As of July 1, 1998, the date of the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), Liberty Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Liberty Bank's category.

     The following table reflects Liberty Bank's compliance with its regulatory capital requirements as of the dates indicated (dollars in thousands)(restated to reflect transactions accounted for as pooling-of-interests.):

                                                                                    TO BE WELL
                                                                                    CAPITALIZED
                                                                                   UNDER PROMPT
                                                                                    CORRECTIVE
                                                              FOR CAPITAL             ACTION
                                            ACTUAL         ADEQUACY PURPOSES        PROVISIONS
                                       ----------------    ------------------    -----------------
SEPTEMBER 30, 1998                      AMOUNT    RATIO     AMOUNT     RATIO      AMOUNT    RATIO
------------------                     --------   -----    --------   -------    --------   ------

Total Capital (to Risk weighted
  Assets)............................  $125,185   11.56%   $86,655    >=8.00%    $108,319   >=10.00%

Core Capital (to Adjusted Tangible
  Assets)............................   111,660    7.47     59,787    >=4.00       74,734    >=5.00

Tangible Capital (to Tangible
  Assets)............................   110,640    7.41     22,405    >=1.50            N/A

Tier 1 Capital (to Risk weighted
  Assets)............................   111,660   10.31           N/A              64,991    >=6.00

SEPTEMBER 30, 1997
------------------

Total Capital (to Risk weighted
  Assets)............................  $119,522   11.77%   $81,210    >=8.00%    $101,512   >=10.00%

Core Capital (to Adjusted Tangible
  Assets)............................   107,873    7.94     40,742    >=3.00       67,903    >=5.00

Tangible Capital (to Tangible
  Assets)............................   104,832    7.74     20,325    >=1.50            N/A

Tier 1 Capital (to Risk weighted
  Assets)............................   107,873   10.63           N/A              60,907    >=6.00

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

     Liberty Bank is prohibited from declaring or paying cash dividends on its common stock if the payment thereof would cause a reduction in its regulatory capital below either the liquidation account or the capital requirements set by the Office of Thrift Supervision ("OTS") or, without the prior approval of the OTS, if the amount of dividends to be paid in any year would exceed 50% of its net income for the fiscal year in which the dividend is declared (except that permitted dividends may be deferred and paid in a subsequent year). During fiscal 1998 and 1997 Liberty bank paid dividends to First Liberty in the amounts of $10.0 million and $1.0 million, respectively.

     The Federal Reserve Board requires depository institutions to maintain noninterest-bearing reserves against their deposit transaction accounts, non-personal time deposits (transferrable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3% on all amounts from $4.7 million to $47.8 million of net transactions, plus 10% on the

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES remainder. Liberty Bank held no additional reserves at September 30, 1998 due to an adequate amount of qualifying assets.

15. EMPLOYEE BENEFIT PLANS

     The First Liberty Financial Corp. Employee Savings and Stock Ownership Plan (the "ESSOP") is both a qualified retirement plan and an employee stock ownership plan. The Company may make discretionary contributions of the Company common stock to the employee stock ownership plan portion of the ESSOP in an amount not more than 10% of the total compensation of participants for the plan year. Under the 401(k) portion of the ESSOP, the Company makes matching contributions of the Company common stock in amounts determined annually by its Board of Directors. Dividends earned on the Company common stock are retained in the ESSOP.

     Prior to January 1, 1998, the Company also maintained an Officer Profit Sharing Plan (the "OPSP"), which was designed to reward the Company's officers for their collective effort in maximizing the Company's "core earnings," (as defined in the OPSP agreement). The OPSP provided for additional cash compensation for OPSP participants if core earnings for the fiscal year equaled or exceed a predetermined minimum. The OPSP was terminated at the end of the first quarter of fiscal 1998. On January 1, 1998, the Company's officers and employees began participating in a new Performance Excellence Plan ("PEP") under which all participants are eligible to earn additional compensation based in part upon the Company's core earnings per share and in part upon each participant's individual performance.

     The contributions to the ESSOP, the OPSP and the PEP included in the accompanying financial statements are as follows (in thousands):

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                               1998    1997   1996
                                                              ------   ----   ----
ESSOP.......................................................  $  440   $377   $339
OPSP/PEP....................................................  $1,217   $571   $867

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

16. STOCK OPTIONS

     The Company granted options to purchase its common stock to certain officers and key employees under an Incentive Stock Option Plan ("ISOP") which was approved by the Company's stockholders in 1984. The options are exercisable for a period of up to five years from the date of issuance under the Plan. The ISOP expired in 1993, and all options granted under the ISOP have been exercised.

     The First Liberty Financial Corp. 1992 Stock Incentive Plan (the "1992 Plan") was adopted by the Board of Directors of the Company in 1992 and approved by the stockholders in 1993. The stock granted under the 1992 Plan is the $1.00 par value common stock. The Company has been authorized to issue up to 1,354,500 shares of common stock, in the aggregate, under the 1992 Plan, and unexercised option shares of common stock allocable to expired or terminated options may again be granted under that plan. As of September 30, 1998, there were 598,375 shares available for grant. The 1992 Plan is administered by the Compensation and Benefits Committee of the Company's Board of Directors ("the Committee").

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

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

     Information with regard to options issued under the ISOP and under the 1992 Plan during each of the three fiscal years in the period ended September 30, 1998 follows:

                                                          ISOP               1992 PLAN
                                                   -------------------   ------------------
                                                    OPTION     AVERAGE    OPTION    AVERAGE
                                                    SHARES      PRICE     SHARES     PRICE
                                                   ---------   -------   --------   -------
Options outstanding at September 30, 1995........    189,000    $2.93     236,250   $ 5.94
  Issued.........................................         --       --     228,375     9.73
  Exercised......................................   (111,600)    2.41          --       --
                                                   ---------    -----    --------   ------
Options outstanding at September 30, 1996........     77,400     3.67     464,625     7.80
  Issued.........................................         --       --     143,250    12.19
  Exercised......................................    (77,400)    3.67     (45,000)    4.00
                                                   ---------    -----    --------   ------
Options outstanding at September 30, 1997........         --       --     562,875     9.22
  Issued.........................................         --       --     121,250    24.76
  Exercised......................................         --       --    (104,575)    5.87
                                                   ---------    -----    --------   ------
Options outstanding at September 30, 1998........         --    $  --     579,550   $11.99
                                                   =========    =====    ========   ======

     Under the 1992 Plan, the number of shares exercisable at September 30, 1998 and 1997 was 371,144 and 330,000, respectively. All options under the ISOP were exercisable during 1997 and 1996.

     In October 1995, the Board of Directors of First Liberty (the "Board") approved an amendment to the 1992 Plan to provide that options granted on and after that date will be exercisable over a period of ten years from date of grant rather than five years from date of grant and to increase the number of shares available for grant under that plan. This amendment was approved by First Liberty's stockholders at the 1996 Annual Meeting of Stockholders (the "1996 Annual Meeting").

     In November 1995, the Board adopted the First Liberty Financial Corp. 1995 Director Stock Option Plan (the "DSOP"), which was approved by First Liberty's stockholders at the 1996 Annual Meeting. The DSOP is intended to further the growth and development of First Liberty by encouraging its directors who are not employees of First Liberty to obtain proprietary interest in First Liberty by acquiring its stock. Up to 180,000 shares of common stock, in the aggregate, may be granted to non-employee directors under the DSOP.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

     Information with regard to options issued under the DSOP during each of the three fiscal years that the plan has been in effect in the period ended September 30, 1998 is as follows:

                                                                    DSOP
                                                              -----------------
                                                              OPTION    AVERAGE
                                                              SHARES     PRICE
                                                              -------   -------
Options outstanding at September 30, 1995...................      --        --
  Issued....................................................  69,750    $ 9.77
                                                              ------    ------
Options outstanding at September 30, 1996...................  69,750      9.77
  Issued....................................................  18,000     13.52
                                                              ------    ------
Options outstanding at September 30, 1997...................  87,750     10.55
  Issued....................................................   2,250     23.63
                                                              ------    ------
Options outstanding at September 30, 1998...................  90,000    $10.86
                                                              ======    ======

     The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost as been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data),

                                                               1998      1997      1996
                                                              -------   -------   -------
Net income -- as reported...................................  $15,457   $10,287   $10,738
Net income -- pro forma.....................................   14,623     9,620    10,004
Earnings per share -- as reported...........................     1.14      0.75      0.82
Earning per share -- pro forma..............................     1.11      0.71      0.74

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

                                                                1998        1997        1996
                                                              ---------   ---------   ---------
Expected dividend yield.....................................        1.4%        1.4%        2.4%
Expected stock price volatility.............................       35.2        35.4        36.5
Risk-free interest rate.....................................        6.0         6.1         5.9
Expected life of options....................................  8.7 years   8.5 years   7.4 years

     The weighted average fair value of options granted during 1998, 1997 and 1996 was $8.63, $4.91 and $3.31 per share, respectively.

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments and standby letters of credit. The instruments

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company has no significant concentrations of credit risk with any individual counterparty to originate loans. The Company's lending is concentrated in Georgia, its primary market area. The contract or notional amounts of financial instruments with off-balance sheet risk at September 30 are as follows (dollars in thousands):

                                                                1998       1997
                                                              --------   --------
Commitments to originate loans:
  Fixed rate................................................  $332,206   $131,736
  Adjustable rate...........................................    58,691     56,371
Standby letters of credit...................................       683      1,764
Commitments to sell loans:
  Mandatory.................................................   190,118     59,888
  Optional..................................................     8,000      4,000

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

     Mandatory and optional forward placement contracts (which are held for purposes other than trading) are used by the Company to hedge its interest rate exposure during the period from when the Company extends an interest rate lock to a loan applicant until the time in which the loan is sold. Realized gains and losses on the mandatory and optional forward contracts are recognized in gain
(loss) from sales of loans in the period settlement occurs. Unrealized gains and losses on these contracts are included in the lower of cost or market valuation adjustment to loans available-for-sale. The mandatory and optional forward contracts above covered the market risk associated with the pipeline loans less predicted fallout at September 30, 1998 and 1997 of $235.1 million, and $40.7 million, respectively.

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

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

18. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows at September 30 (in thousands):

                                                   1998                      1997
                                          -----------------------   -----------------------
                                           CARRYING       FAIR       CARRYING       FAIR
                                            AMOUNT       VALUE        AMOUNT       VALUE
                                          ----------   ----------   ----------   ----------
Financial Assets:
  Cash, due from banks, fed funds sold
     and repurchase agreements..........  $   41,324   $   41,324   $   65,510   $   65,510
  Securities available-for-sale.........     334,497      334,497      287,355      287,355
  Loans, net............................     941,653      967,198      960,028      967,639
  Loans available-for-sale, net.........      70,346       70,346       29,560       29,560
  Mortgage servicing rights.............      13,822       14,174        6,571        8,053
Financial Liabilities:
  Deposits..............................  $1,093,423   $1,097,518   $1,068,487   $1,069,840
  Notes payable and other borrowed
     money..............................     244,345      244,895      197,399      197,431
  Securities sold under agreements to
     repurchase.........................      26,791       26,791       26,099       26,099
Off-Balance-Sheet Financial Instruments:
  Standby letters of credit.............  $      683   $      683   $    1,764   $    1,764
  Commitments to originate loans........     390,897      392,379      133,609      133,828
  Mandatory commitments to sell loans...     190,118      189,997       59,888       60,088
  Optional commitments to sell loans....       8,000        8,000        4,000        3,996
  Mortgage servicing rights.............          --        1,313           --        5,661

     The fair value disclosures provided exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangible and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

19. CONTINGENCIES

     The Company is from time to time a defendant in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 1998, will have a materially adverse effect on the Company's financial position, results of operations or liquidity.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

20. FINANCIAL INFORMATION OF FIRST LIBERTY FINANCIAL CORP. (PARENT ONLY)

     First Liberty's statements of financial condition (parent only) as of September 30, 1998 and 1997 and the related statements of income and cash flows for each of the three years in the period ended September 30, 1998 are as follows:

                       STATEMENTS OF FINANCIAL CONDITION

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Cash........................................................  $    884   $  3,882
Other investments...........................................         2         17
Investment in Liberty Bank..................................   123,333    115,517
Other assets................................................       210      2,208
                                                              --------   --------
          Total assets......................................  $124,429   $121,624
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable...........................................  $  1,025   $    772
Line of credit..............................................       500     10,000
Other liabilities...........................................       700      1,338
                                                              --------   --------
          Total liabilities.................................     2,225     12,110
                                                              --------   --------
Stockholders' equity:
  Common stock..............................................    13,574     13,492
  Additional paid-in capital................................    38,797     38,425
  Retained earnings.........................................    68,482     57,828
  Net unrealized gain on securities available-for-sale, net
     of taxes...............................................     1,620      1,246
  Treasury stock at cost....................................      (269)    (1,430)
  Unearned compensation.....................................        --        (47)
                                                              --------   --------
          Total stockholders' equity........................   122,204    109,514
                                                              --------   --------
          Total liabilities and stockholders' equity........  $124,429   $121,624
                                                              ========   ========

---------------

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                              STATEMENTS OF INCOME

                                                             YEARS ENDED SEPTEMBER 30,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Income:
  Interest income on other investments....................  $    32   $   176   $   243
  Cash dividends from Liberty Bank........................   10,000     1,009     4,458
  Gain on sale of securities..............................       --        90        --
  Other income............................................       --        --         1
                                                            -------   -------   -------
          Total income....................................   10,032     1,275     4,702
                                                            -------   -------   -------
Expense:
  Interest expense on line of credit......................      263         5        --
  Directors fees..........................................       --        32        32
  Loss on sale of real estate.............................       --        23        --
  Other expense...........................................      445       427       382
                                                            -------   -------   -------
          Total expense...................................      708       487       414
                                                            -------   -------   -------
Income before income tax expense and equity in
  undistributed net income of Liberty Bank................    9,324       788     4,288
Income tax benefit........................................     (259)      (53)      (49)
                                                            -------   -------   -------
Income before equity in undistributed net income of
  Liberty Bank............................................    9,583       841     4,337
Equity in undistributed net income of Liberty Bank........    5,874     9,446     6,401
                                                            -------   -------   -------
Net income................................................   15,457    10,287    10,738
Dividends on preferred stock..............................       --       113       454
                                                            -------   -------   -------
Net income applicable to common stockholders..............  $15,457   $10,174   $10,284
                                                            =======   =======   =======

---------------

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

                  FIRST LIBERTY FINANCIAL CORP. (PARENT ONLY)

                            STATEMENTS OF CASH FLOW

                                                            YEARS ENDED SEPTEMBER 30,
                                                          -----------------------------
                                                            1998       1997      1996
                                                          --------   --------   -------
                                                                 (IN THOUSANDS)
Operating Activities:
  Cash flows from operating activities:
     Net income.........................................  $ 15,457   $ 10,287   $10,738
                                                          --------   --------   -------
     Equity in undistributed earnings of Liberty Bank...    (5,874)    (9,446)   (6,401)
     Other, net.........................................       344       (500)      913
                                                          --------   --------   -------
          Total adjustments.............................    (5,530)    (9,946)   (5,488)
                                                          --------   --------   -------
Net cash provided by (used in) operating activities.....     9,927        341     5,250
                                                          --------   --------   -------
Investing Activities:
  Cash flows from investing activities:
     Net decrease in other investments..................        15      6,809     1,200
     Cash paid in acquisitions..........................        --         --    (3,555)
     Sale of real estate................................        --        119        28
     Other, net.........................................       128        475      (303)
                                                          --------   --------   -------
Net cash provided by (used in) investing activities.....       143      7,403    (2,630)
                                                          --------   --------   -------
Financing Activities:
  Cash flows from financing activities:
     Proceeds from line of credit.......................     1,500     10,000        --
     Repayment of line of credit........................   (11,000)        --        --
     Capital infusion to Liberty Bank...................    (1,696)   (10,000)       --
     Issuance of common stock...........................       568        494       270
     Redemption of preferred stock......................        --        (38)       --
     Dividends paid on stock............................    (2,751)    (3,343)   (2,851)
     Purchase of treasury stock.........................        --     (1,073)       --
     Other, net.........................................       311       (146)       --
                                                          --------   --------   -------
Net cash used in financing activities...................   (13,068)    (4,106)   (2,581)
                                                          --------   --------   -------
Net increase in cash....................................    (2,998)     3,638        39
Cash beginning of period................................     3,882        244       205
                                                          --------   --------   -------
Cash end of period......................................  $    884   $  3,882   $   244
                                                          ========   ========   =======
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
  Income taxes..........................................  $  5,735   $  6,812   $ 6,635

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

21. CONSOLIDATED CONDENSED QUARTERLY RESULTS OF INCOME (UNAUDITED)

     The following summarizes the consolidated condensed quarterly results of income (unaudited) for the years ended September 30 (dollars in thousands, except per share data):

1998 QUARTERS                                         1ST       2ND       3RD     4TH(1)
-------------                                       -------   -------   -------   -------
Total interest income.............................  $28,271   $28,139   $28,692   $28,834
Net interest income...............................   13,262    13,233    13,501    13,637
Provision for estimated losses on loans...........    1,714     1,522     1,197     1,238
Net income applicable to common stockholders......  $ 3,947   $ 4,195   $ 2,645   $ 4,670
Earnings per common share:
  Net income
     Basic........................................  $   .30   $   .31   $   .20   $   .35
     Diluted......................................  $   .30   $   .31   $   .19   $   .34
  Dividends per common share:.....................  $  .068   $  .068   $  .075   $  .075

---------------

(1) The fourth quarter of 1998 includes a provision of $1.2 million related to an impairment in the value of mortgage servicing rights.

1997 QUARTERS                                         1ST       2ND       3RD     4TH(1)
-------------                                       -------   -------   -------   -------
Total interest income.............................  $25,983   $26,471   $27,588   $28,025
Net interest income...............................   12,249    12,607    12,824    12,784
Provision for estimated losses on loans...........    1,096       876     2,370     3,422
Income before extraordinary item..................    3,289     3,734     3,906     2,169
Extraordinary loss on extinguishment of debt, net
  of related taxes................................       --        --        --     2,811
                                                    -------   -------   -------   -------
Net income (loss).................................    3,289     3,734     3,906      (642)
Dividends on preferred stock......................      113        --        --        --
                                                    -------   -------   -------   -------
Net income (loss) applicable to common
  stockholders....................................  $ 3,176   $ 3,734   $ 3,906   $  (642)
                                                    =======   =======   =======   =======
Earnings per common share:
  Income before extraordinary item
     Basic........................................  $   .26   $   .29   $   .29   $   .16
     Diluted......................................  $   .24   $   .28   $   .28   $   .16
  Extraordinary loss on extinguishment of debt,
     net of related taxes
     Basic........................................       --        --        --   $   .22
     Diluted......................................       --        --        --   $   .21
  Net income (loss)
     Basic........................................  $   .26   $   .29   $   .29   $  (.06)
     Diluted......................................  $   .24   $   .28   $   .28   $  (.05)
Dividends per common share:.......................  $  .062   $  .063   $  .063   $  .063

---------------

(1) The fourth quarter of fiscal 1997 included the costs relating to discontinued business lines in Liberty Mortgage's retail mortgage offices in Atlanta and Liberty Bank's auto dealer indirect lending operations of $1.7 million (or $.13 per diluted share) after-tax. This included $1.3 million after-tax in additional loan loss provisions and $408,000 after-tax in other costs (including severance expenses) of discontinued business lines. Additionally, the quarter included an extraordinary charge of $2.8 million (or $.21 per diluted share) after-tax reflecting the loss on redemption of $16.5 million principal balance of subordinated debt.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     For the three year period ended September 30, 1998, there has been no disagreement between First Liberty and any accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of First Liberty is set forth under the caption "Proposal No. 1 -- Election of Directors" in First Liberty's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on January 27, 1999. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after First Liberty's fiscal year end. Pursuant to instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of First Liberty is set forth at Part I, Item 4(A) of this Report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the caption "Proposal No. 1 -- Election of Directors -- Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of First Liberty's $1.00 par value Common Stock by certain persons is set forth under the captions "Voting -- Principal Stockholders" and "Proposal No. 1 -- Election of Directors -- Stock Ownership" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions between Liberty Bank and affiliates of First Liberty and Liberty Bank is set forth under the caption "Proposal No. 1 -- Election of Directors -- Transactions With First Liberty" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of This Report:

     1. Financial Statement Schedules

     The Company's financial statements, the notes thereto and the report of the independent accountants are set forth on pages 41 through 74 of this Form 10-K.

     3. Exhibits

     The following exhibits are filed as part of or incorporated by reference in the Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
3(a)       --  Amended and Restated Articles of Incorporation (Exhibit 3(a)
               to Registrant's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1996)
3(b)       --  By-laws, as amended (Exhibit 3(b) to Registrant's Annual
               Report on Form 10-K for the year ended September 30, 1986)
3(b)1      --  By-Laws, as amended (Exhibit 3(b)1 to Registrant's Annual
               Report on Form 10-K for the year ended September 30, 1990)
3(b)2      --  By-Laws, as amended (Exhibit 3(b)2 to Registrant's Annual
               Report on Form 10-K for the year ended September 30, 1990)
10(a)      --  Plan of Conversion of Liberty Bank (Exhibit 10(a) to
               Registrant's Annual Report on Form 10-K for the year ended
               September 30, 1986)
10(b)      --  Registrant's Employee Savings and Stock Ownership Plan
               (Exhibit 4 to Registrant's Registration Statement on Form
               S-8, No. 33-24733)
10(c)      --  Registrant's Shareholder Rights Plan dated as of August 2,
               1989 (Exhibit 4.1 to Registrant's Current Report on Form 8-K
               dated August 14, 1989)
10(d)      --  Executive Employment Agreement dated as of November 1, 1990, among Liberty Bank, Registrant and Robert F. Hatcher
10(e)      --  First Amendment to Executive Employment Agreement dated as of November 1, 1991, among Liberty Bank, Registrant and
               Robert F. Hatcher
10(f)      --  Second Amendment to Executive Employment Agreement dated as of October 21, 1992, among Liberty Bank, Registrant and
               Robert F. Hatcher
10(g)      --  Third Amendment to Executive Employment Agreement dated as of January 26, 1994, among Liberty Bank, Registrant and
               Robert F. Hatcher
10(h)      --  Employment Agreement dated November 5, 1987 among
               Registrant, Liberty Bank and Richard A. Hills, Jr.
10(i)      --  Employment Agreement dated August 1, 1990 between Liberty
               Bank and Charles G. Davis
10(j)      --  Employment Agreement dated June 30, 1992 among Registrant,
               Liberty Bank and David L. Hall
10(k)      --  First Liberty Financial Corp. 1992 Stock Incentive Plan
               dated as of November 24, 1992
10(l)      --  Employment Agreement dated June 28, 1995 between Liberty
               Bank and J. Larry Wallace
10(m)      --  Registrant's Officer Profit Sharing Plan as amended and restated effective October 1, 1993

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10(n)      --  Agreement and Plan of Merger as of June 11, 1996, among
               Registrant, Liberty Bank, and Middle Georgia Bank (Appendix
               A to Registrant's Registration Statement on Form S-4, No.
               333-10617)
10(o)      --  Registrant's 1995 Director Stock Option Plan as of November
               21, 1995
10(p)      --  Registrant's Annual Report on Form 11-K for the First
               Liberty Financial Corp. Employee Savings and Stock Ownership
               Plan for the year ended September 30, 1992
10(q)      --  Employment Agreement dated May 23, 1995 between Liberty
               Mortgage and George A. Molloy
10(r)      --  Employment Agreement dated August 5, 1996 between NewSouth and Robert W. Aiken
10(s)      --  Employment Agreement dated August 31,1998 between OFC
               Capital and Robert E. Leas
12         --  Statements of Computation of Ratio of Earnings to Combined
               Fixed Charges and Preferred Stock Dividends
21         --  Subsidiaries of Registrant (Exhibit 22 to Registrant's
               Annual Report on Form 10-K for the year ended September 30,
               1990)
23(a)      --  Consent of Independent Certified Public Accountants
23(b)      --  Consent of KPMG Peat Marwick to incorporation by reference of financial statements in First Liberty's Registration
               Statement No. 33-24733 on Form S-8
27         --  Financial Data Schedule (for SEC use only)

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

                                          FIRST LIBERTY FINANCIAL CORP.
                                          (Registrant)

Date: December 22, 1998                                          By: /s/ ROBERT F. HATCHER
                                                       ----------------------------------------------
                                                                     Robert F. Hatcher
                                                                Principal Executive Officer

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ THOMAS H. MCCOOK                   Chairman of the Board and     December 22, 1998
-----------------------------------------------------    Director
                  Thomas H. McCook

                /s/ ROBERT F. HATCHER                  President, Chief Executive    December 22, 1998
-----------------------------------------------------    Officer and Director
                  Robert F. Hatcher

                 /s/ F. DON BRADFORD                   Director                      December 22, 1998
-----------------------------------------------------
                   F. Don Bradford

                                                       Director
-----------------------------------------------------
                Richard W. Carpenter

                  /s/ C. LEE ELLIS                     Director                      December 22, 1998
-----------------------------------------------------
                    C. Lee Ellis

                /s/ MELVIN I. KRUGER                   Director                      December 22, 1998
-----------------------------------------------------
                  Melvin I. Kruger

                                                       Director
-----------------------------------------------------
                    Ken B. Lanier

              /s/ HAROLD W. PEAVY, JR.                 Director                      December 22, 1998
-----------------------------------------------------
                Harold W. Peavy, Jr.

             /s/ HERBERT M. PONDER, JR.                Director                      December 22, 1998
-----------------------------------------------------
               Herbert M. Ponder, Jr.

                /s/ JO SLADE WILBANKS                  Director                      December 22, 1998
-----------------------------------------------------
                  Jo Slade Wilbanks

                  /s/ DAVID L. HALL                    Executive Vice President and  December 22, 1998
-----------------------------------------------------    Chief Financial Officer
                    David L. Hall                        (Duly authorized principal
                                                         financial and accounting
                                                         officer)

                         FIRST LIBERTY FINANCIAL CORP.

                               INDEX OF EXHIBITS

     The following exhibits are filed as part of or incorporated by reference in the Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
3(a)       --  Amended and Restated Articles of Incorporation (Exhibit 3(a)
               to Registrant's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1996)
3(b)       --  By-laws, as amended (Exhibit 3(b) to Registrant's Annual
               Report on Form 10-K for the year ended September 30, 1986)
3(b)1      --  By-Laws, as amended (Exhibit 3(b)1 to Registrant's Annual
               Report on Form 10-K for the year ended September 30, 1990)
3(b)2      --  By-Laws, as amended (Exhibit 3(b)2 to Registrant's Annual
               Report on Form 10-K for the year ended September 30, 1990)
10(a)      --  Plan of Conversion of Liberty Bank (Exhibit 10(a) to
               Registrant's Annual Report on Form 10-K for the year ended
               September 30, 1986)
10(b)      --  Registrant's Employee Savings and Stock Ownership Plan
               (Exhibit 4 to Registrant's Registration Statement on Form
               S-8, No. 33-24733)
10(c)      --  Registrant's Shareholder Rights Plan dated as of August 2,
               1989 (Exhibit 4.1 to Registrant's Current Report on Form 8-K
               dated August 14, 1989)
10(d)      --  Executive Employment Agreement dated as of November 1, 1990, among Liberty Bank, Registrant and Robert F. Hatcher
10(e)      --  First Amendment to Executive Employment Agreement dated as of November 1, 1991, among Liberty Bank, Registrant and
               Robert F. Hatcher
10(f)      --  Second Amendment to Executive Employment Agreement dated as of October 21, 1992, among Liberty Bank, Registrant and
               Robert F. Hatcher
10(g)      --  Third Amendment to Executive Employment Agreement dated as of January 26, 1994, among Liberty Bank, Registrant and
               Robert F. Hatcher
10(h)      --  Employment Agreement dated November 5, 1987 among
               Registrant, Liberty Bank and Richard A. Hills, Jr.
10(i)      --  Employment Agreement dated August 1, 1990 between Liberty
               Bank and Charles G. Davis
10(j)      --  Employment Agreement dated June 30, 1992 among Registrant,
               Liberty Bank and David L. Hall
10(k)      --  First Liberty Financial Corp. 1992 Stock Incentive Plan
               dated as of November 24, 1992
10(l)      --  Employment Agreement dated June 28, 1993 between Liberty
               Bank and J. Larry Wallace
10(m)      --  Registrant's Officer Profit Sharing Plan as amended and restated effective October 1, 1994
10(n)      --  Agreement and Plan of Merger as of June 11, 1996, among
               Registrant, Liberty Bank, and Middle Georgia Bank (Appendix
               A to Registrant's Registration Statement on Form S-4, No.
               333-10617)
10(o)      --  Registrant's 1995 Director Stock Option Plan as of November
               21, 1995
10(p)      --  Registrant's Annual Report on Form 11-K for the First
               Liberty Financial Corp. Employee Savings and Stock Ownership
               Plan for the Year ended September 30, 1992

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
10(q)      --  Employment Agreement dated May 23, 1995 between Liberty
               Mortgage and George A. Molloy
10(r)      --  Employment Agreement dated August 5, 1996 between NewSouth and Robert W. Aiken
10(s)      --  Employment Agreement dated August 31, 1998 between OFC
               Capital and Robert E. Leas
12         --  Statements of Computation of Ratio of Earnings to Combined
               Fixed Charges and Preferred Stock Dividends
21         --  Subsidiaries of Registrant (Exhibit 22 to Registrant's
               Annual Report on Form 10-K for the year ended September 30,
               1990)
23(a)      --  Consent of Independent Certified Public Accountants
23(b)      --  Consent of KPMG Peat Marwick to incorporation by reference of financial statements in First Liberty's Registration
               Statement No. 33-24733 on Form S-8
27         --  Financial Data Schedule (for SEC use only)