Form 10-Q
period 1998-12-31
FIRST LIBERTY FINANCIAL CORP
filed 1999-02-16
CIK 760077

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1998
                                  -----------------

                                       OR

[m] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number          0-14417
                      -------------------------------------------------


                          FIRST LIBERTY FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                               58-1680650
--------------------------------------------------------------------------------
     (State of incorporation)           (I.R.S. Employer Identification No.)

  201 Second Street, Macon, Georgia                  31201
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

                                 (912) 743-0911
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Exhibit index appears on page 19.

There were 13,611,797 shares of common stock outstanding as of February 10, 1999.

                          FIRST LIBERTY FINANCIAL CORP.
                          Quarterly Report on Form 10-Q
                     For The Quarter Ended December 31, 1998

                                Table of Contents



PART I - FINANCIAL INFORMATION


Item                                                                                   Page
----                                                                                   ----
1.  Financial Statements:

      Consolidated Statements of Financial Condition                                    3

      Consolidated Statements of Income and Comprehensive Income                        4

      Consolidated Statements of Cash Flows                                             5

      Notes to Consolidated Financial Statements                                        6


2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                              11


PART II - OTHER INFORMATION
---------------------------

4.  Submission of Matters To a Vote of Security Holders                               19

6.  (a)  Exhibits                                                                     19
    (b)  Reports on Form 8-K                                                          19

Signatures                                                                            20

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)


                                                           December 31           September 30
                                                               1998                  1998
                                                           -----------           ------------
                                                           (dollars and shares in thousands)
Assets:
Cash and due from banks                                    $   55,404            $   39,253
Federal funds sold                                              4,311                 2,071
Securities available-for-sale                                 394,243               334,497
Loans available-for-sale, net                                  96,521                70,346
Loans, net                                                    925,610               941,653
Accrued interest receivable                                    10,130                10,751
Premises and equipment, net                                    31,097                29,110
Real estate, net                                                2,056                 2,239
Intangible assets                                              10,570                10,947
Mortgage servicing rights                                      17,833                13,822
Advances to attorneys for loans originated                     30,894                41,242
Other assets                                                    9,374                 7,337
                                                           ----------            ----------
   Total assets                                            $1,588,043            $1,503,268
                                                           ==========            ==========

Liabilities and Stockholders' Equity:
-------------------------------------
Deposits:
    Demand                                                 $  276,998            $  253,062
    Savings                                                   150,899               153,808
    Time                                                      722,642               686,553
                                                           ----------            ----------
        Total deposits                                      1,150,539             1,093,423
Notes payable and other borrowed money                        270,343               244,345
Securities sold under agreements to repurchase                 25,593                26,791
Checks payable on loans originated                              3,075                 3,091
Other liabilities                                              13,781                13,414
                                                           ----------            ----------
   Total liabilities                                        1,463,331             1,381,064
                                                           ----------            ----------

Commitments and contingencies                                      --                    --

Stockholders' equity:
  Common stock ($1.00 par value, 25,000 shares
     authorized, 13,579 and 13,574 shares issued,
     Respectively, and 13,557 and 13,552 shares
     Outstanding, respectively)                                13,579                13,574
  Additional paid-in capital                                   38,826                38,797
  Retained earnings                                            71,874                68,482
  Accumulated other comprehensive income                          702                 1,620
  Treasury stock at cost (22 shares)                             (269)                 (269)
                                                           ----------            ----------
     Total stockholders' equity                               124,712               122,204
                                                           ----------            ----------
      Total liabilities and stockholders' equity           $1,588,043            $1,503,268
                                                           ==========            ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited)


                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                             December 31
                                                                                        1998               1997
                                                                                        ----               ----
                                                                                (in thousands, except per share data)
Interest Income:
Loans                                                                                  $23,201            $23,267
Securities                                                                               5,864              4,795
Federal funds sold and repurchase agreements                                               202                208
                                                                                       -------            -------
  Total interest income                                                                 29,267             28,270
                                                                                       -------            -------

Interest Expense:
-----------------
Deposits                                                                                11,849             11,699
Short-term borrowings                                                                    2,469              2,204
Long-term borrowings                                                                     1,436              1,105
                                                                                       -------            -------
  Total interest expense                                                                15,754             15,008
                                                                                       -------            -------
  Net interest income                                                                   13,513             13,262
Provision for estimated losses on loans and leases                                         845              1,714
                                                                                       -------            -------
 Net interest income after provision for estimated losses on loans and leases           12,668             11,548
                                                                                       -------            -------

Noninterest Income:
-------------------
Deposit account service charges                                                          1,972              1,866
Mortgage banking income                                                                  2,277              1,924
Gain on sale of investment securities                                                       --                 11
Other income                                                                             1,554                744
                                                                                       -------            -------
  Total noninterest income                                                               5,803              4,545
                                                                                       -------            -------
                                                                                        18,471             16,093
                                                                                       -------            -------
Noninterest Expense:
--------------------
Compensation, taxes and benefits                                                         6,513              5,456
Occupancy and equipment                                                                  1,272              1,098
Advertising                                                                                306                302
Professional fees                                                                          190                302
Data processing                                                                            627                402
Federal deposit insurance premiums                                                         171                168
Amortization of intangible assets                                                          308                308
Other expenses                                                                           1,619              1,527
                                                                                       -------            -------
  Total noninterest expense                                                             11,006              9,563
                                                                                       -------            -------
  Income before income tax expense                                                       7,465              6,530
Income tax expense                                                                       2,785              2,583
                                                                                       -------            -------
  Net income                                                                             4,680              3,947
                                                                                       -------            -------
Other comprehensive income, before tax:
   Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) on securities arising during the period              (1,412)                83
    Less: reclassification adjustment for gains included in net income                      --                (11)
                                                                                       -------            -------
Other comprehensive income, before tax                                                  (1,412)                72
Income tax benefit (expense) related to items of other comprehensive income                494                (25)
                                                                                       -------            -------
Other comprehensive income (loss), net of tax                                             (918)                47
                                                                                       -------            -------
Comprehensive income                                                                   $ 3,762            $ 3,994
                                                                                       =======            =======

Earnings Per Common Share:
--------------------------
  Basic                                                                                $   .35            $   .30
  Diluted                                                                              $   .34            $   .29

Dividends Per Common Share:                                                            $  .095            $  .068

Average Number of Shares Outstanding:
-------------------------------------
  Basic                                                                                 13,555             13,349
  Diluted                                                                               13,798             13,609


               The accompanying notes are an integral part of the
                       consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended December 31,                                                               1998               1997
                                                                                              ----               ----
                                                                                               (dollars in thousands)
Operating Activities:
Cash flows from operating activities:
  Net income                                                                               $   4,680           $  3,947
     Adjustments to reconcile net income to cash used in operations:
     Depreciation                                                                                660                585
     Amortization of loan fees, net                                                              285                 57
     Provision  for estimated losses on loans, real estate and mortgage servicing              1,164              1,714
rights
     Amortization of intangibles                                                                 308                308
     Gain on sale of loans and securities                                                     (2,370)              (610)
     Loans available-for-sale:
        Disbursements                                                                       (311,684)           (28,749)
        Purchases                                                                             (6,256)           (66,857)
        Sales                                                                                296,595             89,191
        Repayments                                                                             1,419                 43
     Decrease in accrued interest receivable                                                     621              1,160
     Increase (decrease) in accrued interest payable                                             489               (162)
     Other, net                                                                               (4,729)            (3,369)
                                                                                           ---------           --------
        Total adjustments                                                                    (23,498)            (6,689)
                                                                                           ---------           --------
Net cash used in operating activities                                                        (18,818)            (2,742)
                                                                                           ---------           --------

Investing Activities:
---------------------
Cash flows from investing activities:
   Net decrease (increase) in federal funds sold and repurchase agreements                    (2,240)             8,304
   Investment securities available-for-sale:
    Purchases                                                                               (105,870)           (70,719)
    Sales                                                                                         --              3,465
    Maturities and principal payments                                                         44,348             68,699
  Net decrease (increase) in loans                                                            16,244             (7,739)
  Purchases of premises and equipment                                                         (2,647)              (557)
  Proceeds from sales of real estate                                                             414                434
  Net decrease (increase) in advances to attorneys for loans originated                       10,348             (1,068)
  Other, net                                                                                  (6,546)                13
                                                                                           ---------           --------
  Net cash provided by (used in) investing activities                                        (45,949)               832
                                                                                           ---------           --------

Financing Activities:
---------------------
Cash flows from financing activities:
  Net increase in deposits                                                                    57,116              2,607
  Proceeds from notes payable and other borrowed money                                       168,500             50,604
  Repayments of notes payable and other borrowed money                                      (142,502)           (51,524)
  Net increase (decrease) in securities sold under agreements to repurchase                   (1,198)            10,399
  Net decrease in checks payable on loans originated                                             (16)              (263)
  Issuance of common stock                                                                        34                 70
  Dividends paid on stock                                                                     (1,016)              (855)
                                                                                           ---------           --------
  Net cash provided by financing activities                                                   80,918             11,038
                                                                                           ---------           --------
Net increase in cash and due from banks                                                       16,151              9,128
Cash and due from banks, beginning of period                                                  39,253             39,323
                                                                                           ---------           --------
Cash and due from banks, end of period                                                     $  55,404           $ 48,451
                                                                                           =========           ========

Supplemental Disclosures of Cash Flow Information:
---------------------------------------------------
Noncash investing and financing activities:
  Real estate foreclosed                                                                   $     290           $  1,738
  Financing of sales of foreclosed real estate                                                    90                 52
  Dividends declared but not paid on common stock                                              1,288                852
  Mortgage loans securitized into mortgage-backed securities                                      --             13,427

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("First Liberty" or "the Company") conform to generally accepted accounting principles and to general practices within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1998. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

All references to numbers of shares, per share amounts, stock option data and market prices have been restated to give retroactive effect to the three-for-two stock split in the form of a stock dividend that was effective April 27, 1998.

All financial information has been retroactively restated to reflect the Southland Bank Corporation merger that closed in June 1998 and was accounted for utilizing the pooling-of-interests method of accounting.

On October 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes new standards for public companies to report information about operating segments in annual financial statements and also requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has been reviewing First Liberty's information systems to ensure adequate data is available to provide these required disclosures in the financial statements for the fiscal year ending September 30, 1999.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year consolidated financial statements presentation.

2.  Comprehensive Income

On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than investments by owners and distributions to owners. For the Company, the primary difference between net income and comprehensive income is the change in unrealized gains and losses on securities available-for-sale. The Company has displayed the components of comprehensive income in the accompanying consolidated statements of income. Comprehensive income for the quarter ended December 31, 1997 has been presented to provide comparable information to the quarter ended December 31, 1998.

3.   Earnings Per Share

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share ("EPS") for the quarters ended December 31, 1998 and 1997 (in thousands, except per share amounts).

  1998 Earnings Per Share                               Income            Shares       Per-Share
  -----------------------                             (Numerator)      (Denominator)     Amount
                                                      -----------      -------------     ------
Basic:
   Net income applicable to common stockholders          $4,680          13,555          $0.35
                                                         ======                          =====

Effect of Dilutive Securities:
   Options                                                                  243
                                                                         ------
Diluted:
   Net income applicable to common
      Stockholders plus assumed conversions              $4,680          13,798          $0.34
                                                         ======          ======          =====

  1997 Earnings Per Share                               Income            Shares       Per-Share
  -----------------------                             (Numerator)      (Denominator)     Amount
                                                      -----------      -------------     ------
Basic:
   Net income applicable to common stockholders          $3,947          13,349          $  0.30
                                                         ======          ======          =======

Effect of Dilutive Securities:
   Options
                                                                            260
                                                                         ======
Diluted:
   Net income applicable to common
      stockholders plus assumed conversions              $3,947          13,609          $  0.29
                                                         ======          ======          =======


Options to purchase 53,389 shares of common stock at an average price of $22.44 per share were outstanding during the quarter ended December 31, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire at various dates in 2008, were still outstanding at December 31, 1998.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  Mortgage Servicing Rights

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from the sale of loans originated or purchased through correspondent relationships. The investment in MSRs reduces the basis in the loans purchased or originated, and increases the gain (or reduces the loss) on the sales of loans. The following table outlines the activity in MSRs for the three month periods ended December 31 (dollars in thousands).

                                                1998              1997
                                              --------           -------
         Balance beginning of period          $ 13,822           $ 6,571
         Capitalized                             4,981             1,225
         Sold                                       --            (1,118)
         Amortized                                (654)             (282)
         Reserved                                 (316)               --
                                              --------           -------
         Balance end of period                $ 17,833           $ 6,396
                                              ========           =======

The estimated combined fair value of these assets exceeded the book value at December 31, 1997. However a reserve of $1.5 million was required at December 31, 1998. When determining fair value the Company considers the date of origination, the average note rate, average remaining term and estimated prepayment speed. The fair value is calculated by estimating the present value of future net servicing income.

6.  Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS No. 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the present limited use of derivative instruments, Management anticipates the adoption of SFAS No. 133 will not have a significant impact on the Company's results of operations or its financial position.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998 (January 1, 1999 for the Company). SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held-for-sale, an entity that engages in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Management believes the adoption of SFAS No. 134 will not have a

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

material impact on the Company's results of operations or its financial condition.


7.  Acquisitions

In October 1998, the Company signed a definitive agreement to merge with Vidalia Bankshares, Inc. ("VBI"). VBI operates two banking offices, both in Vidalia, Georgia, under the name of First Community Bank. First Community has assets of approximately $60 million and deposits of approximately $55 million. The transaction is expected to close in April 1999, subject to regulatory approval.

Report of Independent Accountants


To the Board of Directors
First Liberty Financial Corp.


We have reviewed the accompanying consolidated statement of financial condition of First Liberty Financial Corp. and subsidiaries as of December 31, 1998 and the related consolidated statements of income and cash flows for the three-month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                                    PricewaterhouseCoopers LLP


Atlanta, Georgia
February 11, 1999

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Overview

First Liberty Financial Corp. is a savings and loan holding company headquartered in Macon, Georgia which owns and operates First Liberty Bank ("Liberty Bank") and its wholly-owned subsidiaries, Liberty Mortgage Corporation ("Liberty Mortgage"), NewSouth Financial Services, Inc. ("NewSouth") and OFC Capital Corporation ("OFC Capital"), collectively known as "the Company".

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements, such as the ones in the following paragraphs, relating to such matters as anticipated financial performance, business prospects, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but are not limited to the following.

          a. Deterioration in local economic conditions;

          b. Deterioration in national or global economic conditions;

          c. Significant changes in national or global financial markets;

          d. Significant changes in laws and regulations affecting the financial services industry; and

          e. Significant changes in local competition.

Results of Operations

The Company's consolidated net income for the quarter ended December 31, 1998 was $4.7 million compared to $3.9 million for the quarter ended December 31, 1997. As net interest income remained virtually unchanged, the increase of $733,000 was primarily attributable to a 51% decrease in the provision for estimated losses on loans and leases and an 18% increase in mortgage banking income. These factors were offset by a 15% increase in noninterest expenses.

The Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income"). Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities. The following tables reflect the effective yields and costs of funds for the quarters ended December 31, 1998 and 1997 (dollars in thousands):

                                                  Average Balance                       Rate/Yield
                                                  ---------------                       ----------
                                             1998                1997               1998              1997
                                             ----                ----               ----              ----
Interest-Earning Assets:
  Loans                                   $1,010,416          $  984,653             9.18%             9.45%
  Mortgage-backed securities                 323,007             218,389             6.20%             6.44%
  Investments                                 55,471              91,327             7.63%             6.51%
                                          ----------          ----------             ----              ----
All interest-earning assets               $1,388,894          $1,294,369             8.43%             8.74%
                                          ==========          ==========             ====              ====

Interest-Bearing Liabilities:
-----------------------------
  Savings deposits                        $   54,488              54,538             2.11%             2.50%
  Time deposits                              705,273             676,578             5.61%             5.70%
  Other deposits                             366,862             325,270             1.71%             2.00%
  Short-term borrowings                      182,030             157,024             5.38%             5.57%
  Long-term borrowings                       112,313              85,439             5.07%             5.13%
                                          ----------          ----------             ----              ----
All interest-bearing liabilities          $1,420,966          $1,298,849             4.40%             4.58%
                                          ==========          ==========             ----              ----
Interest rate spread                                                                 4.03%             4.16%
                                                                                     ====              ====

Net interest income as a percentage
  of average earning assets                                                          3.89%             4.10%
                                                                                     ====              ====

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the periods indicated. For each category, information is provided on changes attributable to
(1) changes in volume (changes in volume multiplied by the old rate), (2) changes in rate (changes in rate multiplied by the old volume, and (3) changes in rate/volume (changes in rate multiplied by changes in volume) (dollars in thousands).


                                            December 31, 1998 vs December 31,
                                            ---------------------------------
                                                1997 Increase / (Decrease)
                                                --------------------------
                                                        Due To
                                    --------------------------------------------------
                                                                   Rate/
                                     Rate         Volume          Volume         Total
                                     ----         ------          ------         -----
Changes in Interest Income:
---------------------------
  Loans                             $(658)        $  609          $ (17)        $  (66)
  Mortgage-backed securities         (130)         1,683            (62)         1,491
  Investments                         255           (583)          (100)          (428)
                                    -----         ------          -----         ------
Total interest income                (533)         1,709           (179)           997
                                    -----         ------          -----         ------

Changes in Interest Expense:
----------------------------
  Savings deposits                    (54)            --             --            (54)
  Time deposits                      (141)           411             (6)           264

  Other deposits                     (239)           208            (30)           (61)

  Short-term borrowings               (73)           351            (12)           266

  Long-term borrowings                (13)           348             (4)           331
                                    -----         ------          -----         ------
Total interest expense               (520)         1,318            (52)           746
                                    -----         ------          -----         ------
Net interest income                 $ (13)        $  391          $(127)        $  251
                                    =====         ======          =====         ======


The Company's provision for estimated loan losses was $845,000 and $1.7 million for the quarters ended December 31, 1998 and 1997, respectively. Changes in the allowance for estimated losses on loans and leases for the three months ended
December 31, 1998 and 1997 are as follows (dollars in thousands).


                                                       1998              1997
                                                       ----              ----
Balance, beginning of period                         $ 16,384          $ 14,389
Provision for estimated losses                            845             1,714
Charge-offs, net of recoveries                         (1,150)             (970)
                                                     --------          --------
Balance, end of period                               $ 16,079          $ 15,133
                                                     ========          ========

Allowance for loan losses as a percentage of:
  Nonperforming loans                                   179.5%            183.6%
  Loans held-for-investment                               1.7%              1.6%

While the provision for estimated loan losses decreased by 51%, Management believes the resultant allowance level to be adequate based on internal reviews of nonperforming assets, delinquency trends, rated asset levels and charge-off trends. Management currently anticipates future provisions for loan and lease losses to be consistent with the recent level of net charge-offs and changes in the outstanding balances, portfolio mix and asset quality. However this could change if there are significant changes in any of the other factors noted above.

The table below sets forth First Liberty's nonperforming assets at the dates indicated (dollars in thousands).

                                     December 31   September 30      December 31
                                         1998            1998            1997
                                         ----            ----            ----
Non-accrual loans                     $ 8,958         $ 8,736         $ 8,244
Foreclosed real estate                  2,056           2,239           4,975
Other repossessed assets                  775             676             716
                                      -------         -------         -------
  Total non-performing assets         $11,789         $11,651         $13,935
                                      =======         =======         =======

Total non-performing assets as
  a percentage of total assets            .74%            .78%            .98%


Noninterest income increased by $1.3 million or 28% during the three months ended December 31, 1998 as compared to the same quarter a year earlier. The significant contributors to noninterest income are mortgage banking operations, deposit account service charges and other income. Mortgage banking income, consisting primarily of mortgage servicing fees, gain on sales of loans, reduced by any impairment in and amortization of mortgage servicing rights, increased by 18% primarily due to an increase of $1.6 million in gain on sales of mortgage loans. The gain on loan sales resulted from the continued record volume of loan originations as Liberty Mortgage originated $318 million during the 1998 compared to $101 million during the 1997 quarter. The historically low interest rates which led to increased originations resulted in a charge of $316,000 due to impairment in the value of Liberty Mortgage's servicing rights. Management currently believes mortgage loan originations for the remainder of fiscal year 1999 will be below the level accomplished in the first fiscal quarter, resulting in reduced gains on loan sales and a smaller, if any, impairment of the servicing rights. The 1997 mortgage banking income includes a gain of $706,000 on sale of loan servicing which was not repeated in 1998. Deposit account service charges increased by 6% due primarily to an increased number of deposit accounts. Other income increased by $810,000 primarily due to added volume at NewSouth Financial Services,

Inc., the Company's consumer finance company, and the addition of OFC Capital Corporation, which the Company acquired in August 1998.

Noninterest expense increased by $1.4 million or 15% for the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997. Compensation and benefits increased by 19% due primarily to increases in Liberty Bank and NewSouth offices and increased wages. Data processing expense increased by 56% reflecting continued costs to upgrade systems to software and hardware which is compliant with Year 2000 requirements. Management expects data processing expenses will continue to exceed prior year amounts through the remainder of fiscal 1999, although at a slower rate than experienced in the December 31, 1998 quarter. Occupancy and equipment expenses increased by 16% reflecting increased costs associated with the new offices of First Liberty and NewSouth.

Mortgage Banking Activities

Liberty Mortgage invests in mortgage servicing rights ("MSRs") resulting from the sale of loans originated or purchased through correspondent relationships. The investment in MSRs has the effect of reducing the basis in the loans purchased or originated, and increasing the gain (or reducing the loss) on sales of loans. During the quarters ended December 31, 1998 and 1997, Liberty Mortgage recorded new MSRs of $5.0 million and $1.2 million, respectively. The increase paralleled that experienced in mortgage loan originations.

At December 31, 1998, an impairment reserve of approximately $1.5 million was required compared to $1.2 million at September 30, 1998. The estimated aggregate fair value of these assets exceeded the book value at December 31, 1997. When determining fair value the Company considers the date of origination, the average note rate and the average remaining term and estimated prepayment speeds. The fair value is calculated by estimating the present value of future net servicing income. To the extent the actual or estimates of prepayments increase, a further decline in fair value may require an increase in the impairment reserve.

During the three months ended December 31, 1997, Liberty Mortgage sold bulk loan servicing rights with aggregate principal balances of $92 million resulting in a gain of $706,000. Liberty Mortgage sold no loan servicing rights during the 1998 quarter.

Acquisitions

In October 1998, the Company signed a definitive agreement to merge with Vidalia Bankshares, Inc. ("VBI"). VBI operates two banking offices, both in Vidalia, Georgia, under the name of First Community Bank. First Community has assets of approximately $60 million and deposits of approximately $55 million. The transaction is expected to close in April 1999, subject to regulatory approval.

Liquidity

The Company's primary sources of funds are deposits, loan repayments, sales and maturities of securities, loan sales, repurchase agreements, advances from the Federal Home Loan Bank of Atlanta and various other borrowings. Deposits provide a source of funds that are highly dependent on market and other conditions, while loan repayments are a relatively stable source of funds. The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 4%. Liberty Bank complied with liquidity ratio of 5.9% at December 31, 1998.

Capital Resources

Under current Office of Thrift Supervision ("OTS"), savings institutions must satisfy three minimum capital requirements: core, tangible and risk-based. At December 31, 1998, Liberty Bank's regulatory capital was 7.4% for both core capital and tangible capital and 12.0% for risk-based capital. These regulatory capital levels exceeded both the regulatory minimum levels and the well-capitalized standards under the Prompt Corrective Action regulations adopted by the FDIC. Failure to maintain well-capitalized status could result in greater regulatory oversight or restrictions on Liberty Bank's activities.

Commitments

Commitments to originate or purchase loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate or purchase residential mortgage loans of approximately $363 million at December 31, 1998. Commitments to sell residential mortgage loans and mortgage-backed securities for were approximately $190 million at December 31, 1998. Loans in process (which represent undisbursed loan commitments related to construction loans) and unused lines of credit amounted to $162 million at December 31, 1998.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS No. 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the present limited use of derivative instruments, Management anticipates the adoption of SFAS No. 133 will not have a significant impact on the Company's results of operations or its financial position.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998 (January 1, 1999 for the Company). SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held-for-sale, an entity that engages in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Management believes the adoption of SFAS No. 134 will not have a material impact on the Company's results of operations or its financial condition.

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

The first focus area, Mission Critical Applications and Systems, consists of software and hardware that comprise the core of First Liberty's financial and customer servicing systems. Outside suppliers provide all hardware and most software that comprise First Liberty's networks and core systems. These components are being remediated by third party suppliers, contract staff and internal staff. Testing of these components for Year 2000 compliance is being performed by the vendors and First Liberty. As of December 31, 1998, the awareness, assessment, renovation and validation phases for First Liberty's mission critical applications were each approximately 75% to 100% complete, and the remaining phase, Implementation, is approximately 15% to 20% complete.

The second focus area, Business Partners, Suppliers and Vendors, includes notification and determination of Year 2000 status for each. These entities are being asked to respond to a survey designed to evaluate each with regard to Year 2000 risk to First Liberty. As of December 31, 1998, the awareness, assessment, renovation and validation phases were each approximately 80% to 100% complete. The remaining phase, Implementation, is approximately 70% to 100% complete.

The third focus area, Risk Management, includes reviewing Corporate Borrowers (Fund Takers), Funds Providers and Capital Market/Asset Management counterparties for Year 2000 readiness. These entities are also being asked to respond to a survey designed to evaluate each with regard to Year 2000 risk to First Liberty. As of December 31, 1998, the awareness, assessment, renovation and validation phases were each approximately 95% to 100% complete.
The remaining phase, Implementation, is approximately 75% to 100% complete.

Building and environmental systems, the fourth focus area, includes various products and systems that are not used in support of network or customer support functions. Building and environmental systems are primarily provided by third parties and include building operations, copy machines, security systems, voice telephone systems, printed forms, etc. As of December 31, 1998, the awareness, assessment, renovation and validation phases were each approximately 95% to 100% complete. The remaining phase, Implementation, is approximately 2% to 5% complete.

As of December 31, 1998, for First Liberty's overall Year 2000 Project Plan, the Awareness phase was approximately 95% to 100% complete, the Assessment phase was approximately 95% to 100% complete, the Renovation phase was approximately 95% to 100% complete, the Validation phase was approximately 75% to 85% complete and the Implementation phase was approximately 10% to 25% complete.

Over the years, First Liberty has developed numerous contingency plans for conducting its business operations in the event of crises including system outages and natural disasters. As a part of its Year 2000 compliance efforts, First Liberty is modifying its Corporate Contingency Plan to ensure that tested contingency plans are in place for each of its critical applications in the event that planned Year 2000 compliance testing activities for its mission critical applications are not successful and in the event that a mission critical application should fail as a result of the date roll-over to January 1, 2000. This effort is not limited to the risks posed by the potential Year

2000 failures of internal information systems and infrastructures, but also includes the potential secondary impact on First Liberty of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. Major milestones for the contingency plan include assessments of individual plans by March 31, 1999, and the completion of testing by June 30, 1999.

Expenses associated with First Liberty Financial Corp's Year 2000 compliance for fiscal year 1999 are estimated to be between $400,000 and $600,000. Additionally, First Liberty estimates the total cost of its capital investments will be between $2 million and $3 million over the life of the project. First Liberty intends to continually reassess the estimated costs and status of Year 2000 remediation efforts.

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

PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 1999 First Liberty Meeting of Stockholders held on January 27, 1999, there were 11,889,243 shares present in person or in proxy of the 13,556,629 shares of common stock entitled to vote at the Annual Meeting.

         Proposal 1 - Election of Directors. The stockholders elected C. Lee Ellis, Robert F. Hatcher, Ken B. Lanier and Thomas H. McCook as directors of the Company for a three year term ending in 2002. There were no solicitations in opposition to management's nominees. The director nominees received the following votes:

                              Number of Votes
                              ---------------
                             For          Withheld
                             ---          --------
C. Lee Ellis             11,767,597        121,646
Robert F. Hatcher        11,767,450        121,793
Ken B. Lanier            11,767,247        121,996
Thomas H. McCook         11,767,597        121,646


         Proposal 2 - Proposal to Increase First Liberty's Authorized Common Stock. The stockholders approved a proposal to amend the articles of incorporation to increase the authorized shares of First Liberty common stock 25,000,000 to 100,000,000. The votes were as follows:

                         Number of Votes
                         ---------------
For                        10,963,587
Against                       890,196
Abstain                        35,460

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits
         Exhibit 15        Awareness Letter of PricewaterhouseCoopers LLP
         Exhibit 27        Financial Data Schedule

b)       Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST LIBERTY FINANCIAL CORP.
                                  (Registrant)


 DATE:      February 12, 1999                  /s/  David L. Hall
        -------------------------              ----------------------------
                                               David L. Hall
                                               Executive Vice President and
                                               Chief Financial Officer

 DATE:      February 12, 1999                  /s/  Michael B. Smith
        -------------------------              ---------------------
                                               First Vice President and
                                               Controller