Form 10-Q
period 1999-03-31
FIRST LIBERTY FINANCIAL CORP
filed 1999-05-17
CIK 760077

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission file number         0-14417
                       --------       ------------------------------------

                          FIRST LIBERTY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

         Georgia                               58-1680650
(State of incorporation)           (I.R.S. Employer Identification No.)

201 Second Street, Macon, Georgia                       31201
(Address of principal executive offices)             (Zip Code)

                                 (912) 743-0911
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
Exhibit index appears on page 22.

There were 14,264,867 shares of common stock outstanding as of May 10, 1999.

                          FIRST LIBERTY FINANCIAL CORP.
                          Quarterly Report on Form 10-Q
                      For The Quarter Ended March 31, 1999

                                Table of Contents



PART I - FINANCIAL INFORMATION


Item                                                                   Page

1.  Financial Statements:

      Consolidated Statements of Financial Condition                     3

      Consolidated Statements of Income and Comprehensive Income         4

      Consolidated Statements of Cash Flows                              6

      Notes to Consolidated Financial Statements                         7


2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               13


PART II - OTHER INFORMATION

4.  Submission of Matters To a Vote of Security Holders                 22

6.   (a)  Exhibits                                                      22
     (b)  Reports on Form 8-K                                           22

Signatures                                                              23

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                                        March 31         September 30
                                                          1999              1998
                                                       -----------       ------------
                                                       (dollars and shares in thousands)
Assets:
-------
Cash and due from banks                                $    43,442       $    39,253
Federal funds sold                                          17,589             2,071
Securities available-for-sale                              412,858           334,497
Loans available-for-sale, net                               74,580            70,346
Loans, net                                                 941,928           941,653
Accrued interest receivable                                  9,878            10,751
Premises and equipment, net                                 31,501            29,110
Real estate, net                                             1,901             2,239
Intangible assets                                           10,538            10,947
Mortgage servicing rights                                   22,722            13,822
Advances to attorneys for loans originated                  23,577            41,242
Other assets                                                 9,334             7,337
                                                       -----------       -----------
   Total assets                                        $ 1,599,848       $ 1,503,268
                                                       ===========       ===========

Liabilities and Stockholders' Equity:
Deposits:
    Demand                                             $   276,914       $   253,062
    Savings                                                159,039           153,808
    Time                                                   744,697           686,553
                                                       -----------       -----------
        Total deposits                                   1,180,650         1,093,423
Notes payable and other borrowed money                     249,335           244,345
Securities sold under agreements to repurchase              24,292            26,791
Checks payable on loans originated                           3,541             3,091
Other liabilities                                           13,658            13,414
                                                       -----------       -----------
   Total liabilities                                     1,471,476         1,381,064
                                                       -----------       -----------

Commitments and contingencies                                   --                --

Stockholders' equity:
  Common stock ($1.00 par value, 100,000 shares
     authorized, 13,634 and 13,574 shares issued,
     respectively, and 13,612 and 13,552 shares
     outstanding, respectively)                             13,634            13,574
  Additional paid-in capital                                39,016            38,797
  Retained earnings                                         75,704            68,482
  Accumulated other comprehensive income                       287             1,620
  Treasury stock at cost (22 shares)                          (269)             (269)
                                                       -----------       -----------

     Total stockholders' equity                            128,372           122,204
                                                       -----------       -----------
      Total liabilities and stockholders' equity       $ 1,599,848       $ 1,503,268
                                                       ===========       ===========


   The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

                                                      Three Months Ended       Six Months Ended
                                                     --------------------    --------------------
                                                           March 31                March 31
                                                       1999        1998        1999       1998
                                                     --------    --------    --------    --------
                                                        (in thousands, except per share data)
Interest Income:
Loans                                                $ 22,410    $ 23,106    $ 45,611    $ 46,373
Securities                                              5,659       4,877      11,523       9,673
Federal funds sold                                        169         156         371         364
                                                     --------    --------    --------    --------
  Total interest income                                28,238      28,139      57,505      56,410
                                                     --------    --------    --------    --------

Interest Expense:
Deposits                                               11,765      11,707      23,614      23,406
Short-term borrowings                                   1,495       2,807       3,964       5,011
Long-term borrowings                                    1,507         392       2,943       1,498
                                                     --------    --------    --------    --------
  Total interest expense                               14,767      14,906      30,521      29,915
                                                     --------    --------    --------    --------
  Net interest income                                  13,471      13,233      26,984      26,495
Provision for estimated losses on loans and leases        808       1,522       1,653       3,236
                                                     --------    --------    --------    --------
  Net interest income after provision for
    estimated losses on loans and leases               12,663      11,711      25,331      23,259
                                                     --------    --------    --------    --------

Noninterest Income:
Deposit account service charges                         1,839       1,683       3,811       3,549
Mortgage banking income                                 3,785         971       6,062       2,895
Gain (loss) on sale of investment securities              (51)         66         (51)         77
Other income                                            1,678       1,699       3,232       2,444
                                                     --------    --------    --------    --------
  Total non-interest income                             7,251       4,419      13,054       8,965
                                                     --------    --------    --------    --------
                                                       19,914      16,130      38,385      32,224
                                                     --------    --------    --------    --------

Noninterest Expense:
Compensation, taxes and benefits                        6,839       5,486      13,352      10,942
Occupancy and equipment                                 1,421       1,174       2,693       2,272
Advertising                                               305         298         611         600
Professional fees                                         224         287         414         589
Data processing                                           736         499       1,363         901
Federal deposit insurance premiums                        178         164         349         332
Amortization of intangible assets                         309         308         617         617
Other expenses                                          2,054       1,554       3,673       3,081
                                                     --------    --------    --------    --------
  Total non-interest expense                           12,066       9,770      23,072      19,334
                                                     --------    --------    --------    --------
  Income before income tax expense                      7,848       6,360      15,313      12,890
Income tax expense                                      2,724       2,165       5,509       4,748
                                                     --------    --------    --------    --------
  Net income                                            5,124       4,195       9,804       8,142
Other comprehensive loss, before tax:

  Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) on
        securities arising during the period             (690)        (34)     (2,102)         49
     Less: reclassification adjustment for
        (gains) losses included in net income              51         (66)         51         (77)
                                                     --------    --------    --------    --------
Other comprehensive loss, before tax                     (639)       (100)     (2,051)        (28)
Income tax benefit related to items
   of other comprehensive loss                            224          35         718          10
                                                     --------    --------    --------    --------
Other comprehensive loss, net of tax                     (415)        (65)     (1,333)        (18)
                                                     --------    --------    --------    --------
Comprehensive income                                 $  4,709    $  4,130    $  8,471    $  8,124
                                                     ========    ========    ========    ========

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

                                                         Three Months Ended         Six Months Ended
                                                      -----------------------    ----------------------
                                                               March 31                 March 31
                                                        1999           1998        1999          1998
                                                      --------      ---------    --------      --------
Earnings Per Common Share:
--------------------------
  Basic                                               $    .38      $     .31    $    .72      $    .61
  Diluted                                             $    .37      $     .31    $    .71      $    .60

Dividends Per Common Share:                           $   .095      $    .068    $    .19      $   .136
---------------------------

Average Number of Shares Outstanding:
-------------------------------------
  Basic                                                 13,578         13,363      13,601        13,356
  Diluted                                               13,860         13,632      13,837        13,612


    The accompanying notes are an integral part of the consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended March 31,                                                            1999         1998
                                                                                    ---------    ---------
                                                                                    (dollars in thousands)
Operating Activities:
Cash flows from operating activities:
  Net income                                                                        $   9,804    $   8,142
     Adjustments to reconcile net income to cash provided by (used in)
     operating activities:
     Depreciation                                                                       1,455        1,174
     Amortization of loan fees, net                                                       553          150
     Provision for estimated losses on loans, real estate and mortgage servicing        1,609        3,298
  rights
     Amortization of intangibles                                                          617          617
     Gain on sale of loans and securities                                              (5,387)      (1,358)
     Loans available-for-sale:
        Disbursements                                                                (540,488)     (60,339)
        Purchases                                                                     (14,551)    (218,395)
        Sales                                                                         557,948      241,802
        Repayments                                                                      1,579          317
     Decrease in accrued interest receivable                                              873          475
     Decrease in accrued interest payable                                                (455)        (225)
     Other, net                                                                        (1,839)      (8,342)
                                                                                    ---------    ---------
        Total adjustments                                                               1,914      (40,826)
                                                                                    ---------    ---------
Net cash provided by (used in) operating activities                                    11,718      (32,684)
                                                                                    ---------    ---------

Investing Activities:
Cash flows from investing activities:
   Net (increase) decrease in federal funds sold                                      (15,518)      15,496
   Securities available-for-sale:
    Purchases                                                                        (203,900)    (158,208)
    Sales                                                                              23,044       11,622
    Maturities and principal payments                                                  99,660      110,804
  Net (increase) decrease in loans                                                       (211)         613
  Acquisition of mortgage servicing rights                                            (10,198)      (3,466)
  Purchases of premises and equipment                                                  (4,045)        (995)
  Proceeds from sales of real estate                                                      419        1,929
  Net (increase) decrease in advances to attorneys for loans originated                17,665      (23,896)
  Other, net                                                                           (2,588)       3,479
                                                                                    ---------    ---------
  Net cash used in investing activities                                               (95,672)     (42,622)
                                                                                    ---------    ---------

Financing Activities:
Cash flows from financing activities:
  Net increase in deposits                                                             87,227       44,895
  Proceeds from notes payable and other borrowed money                                324,500      155,604
  Repayments of notes payable and other borrowed money                               (319,510)    (111,002)
  Net decrease in securities sold under agreements to repurchase                       (2,499)      (1,585)
  Net increase in checks payable on loans originated                                      450        1,388
  Issuance of common stock                                                                279           70
  Dividends paid on stock                                                              (2,304)      (1,791)
                                                                                    ---------    ---------
  Net cash provided by financing activities                                            88,143       87,579
                                                                                    ---------    ---------
Net increase in cash and due from banks                                                 4,189       12,273
Cash and due from banks, beginning of period                                           39,253       39,323
                                                                                    ---------    ---------
Cash and due from banks, end of period                                              $  43,442    $  51,596
                                                                                    =========    =========

Supplemental Disclosures of Cash Flow Information:
Noncash investing and financing activities:
  Real estate foreclosed                                                            $     494    $   2,722
  Financing of sales of foreclosed real estate                                            381        1,099
  Dividends declared but not paid on common stock                                       1,293          852
  Mortgage loans securitized into mortgage-backed securities                               --       13,427

    The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("First Liberty" or "the Company") conform to generally accepted accounting principles and to general practices within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1998. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

On October 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes new standards for public companies to report information about operating segments in annual financial statements and also requires that those companies report, in the second year of application, selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has been reviewing First Liberty's information systems to ensure adequate data is available to provide these required disclosures in the financial statements for the fiscal year ending September 30, 1999.

On January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that after the securitization of mortgage loans held-for-sale, an entity that engages in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption of

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



SFAS No. 134 did not have a material impact on the Company's results of operations or its financial condition.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year consolidated financial statements' presentation.

2.  Comprehensive Income

On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than investments by owners and distributions to owners. For the Company, the only primary difference between net income and comprehensive income is the change in unrealized gains and losses on securities available-for-sale. The Company has displayed the components of comprehensive income in the accompanying consolidated statements of income and comprehensive income. Comprehensive income for the quarter and six months ended March 31, 1998 has been presented to provide comparable information to the three and six months ended March 31, 1999, as required.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Earnings Per Share

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share ("EPS") for the three and six months ended March 31, 1999 and 1998 (in thousands, except per share amounts).

                                                                           For the Three Months Ended
                                                               March 31,                                 March 31,
                                                                 1999                                      1998
                                                Income          Shares       Per-Share     Income         Shares        Per-Share
                                              (Numerator)    (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                                              -----------    -------------   ----------  -----------   -------------    ---------
Basic:
 Net income applicable to common              $    5,124         13,578       $  0.38    $    4,195        13,363        $  0.31
  stockholders                                ==========                      =======    ==========                      =======


Effect of Dilutive Securities:
  Options                                                           282                                       269
                                                                 ------                                    ------

Diluted:
  Net income applicable to common
     Stockholders plus assumed                $    5,124         13,860       $  0.37    $    4,195        13,632        $  0.31
     conversions                              ==========         ======       =======    ==========        ======        =======



                                                                         For the  Six Months Ended
                                                               March 31,                                   March 31,
                                                                 1999                                        1998
                                                Income          Shares          Per-Share     Income        Shares        Per-Share
                                              (Numerator)    (Denominator)       Amount     (Numerator)  (Denominator)     Amount
                                              -----------    -------------      ---------   -----------  -------------    ---------
Basic:
 Net income applicable to common              $    9,804         13,601         $  0.72      $  8,142       13,356        $  0.61
   stockholders                               ==========                        =======      ========                     =======

Effect of Dilutive Securities:
   Options                                                          236                                        256
                                                                 ------                                     ------

Diluted:
  Net income applicable to common
     Stockholders plus assumed                $    9,804         13,837         $  0.71      $  8,142       13,612        $  0.60
     conversions                              ==========         ======         =======      ========       ======        =======




Options to purchase 174,689 and 129,760 shares of common stock at an average price of $21.29 and $21.57 per share were outstanding during the three and six months ended March 31, 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire at various dates in 2008 and 2009, were still outstanding at March 31, 1999.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.  Mortgage Servicing Rights

Liberty Mortgage, the Company's mortgage banking subsidiary, recognizes mortgage servicing rights (MSRs) as assets when loans (either originated or purchased through correspondent relationships) are sold. The value of the MSRs is determined by allocating total costs incurred between the loan and servicing rights retained based on their relative fair values. Thus, the MSRs reduce the basis in the loans originated or purchased and increase the gain (or reduce the loss) on the sales of loans. The following table outlines the activity in MSRs for the three and six month periods ended March 31 (dollars in thousands).


                              Three Months Ended      Six Months Ended
                              -------------------    -------------------
                                    March 31              March 31
                              -------------------    -------------------
                                1999       1998        1999        1998
                              --------    -------    --------    -------
Balance beginning of period   $ 17,833    $ 6,396    $ 13,822    $ 6,571
Capitalized                      5,217      2,241      10,198      3,466

Sold                                --         --          --     (1,118)
Amortized                         (778)      (310)     (1,432)      (592)
Recovery of reserve                450         --         134         --
                              --------    -------    --------    -------
Balance end of period         $ 22,722    $ 8,327    $ 22,722    $ 8,327
                              ========    =======    ========    =======



The estimated combined fair value of these assets exceeded the book value at March 31, 1998. However a reserve of $0.75 million was required at March 31, 1999. When determining fair value the Company considers the date of origination, the average note rate, average remaining term and estimated prepayment speed. The fair value is calculated by estimating the present value of future net servicing income.

5.  Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS No. 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the present limited use of derivative instruments, Management anticipates the adoption of SFAS No. 133 will not have a significant impact on the Company's results of operations or its financial position.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.  Subsequent Events

On April 1, 1999, the Company closed its merger with Vidalia Bankshares, Inc. ("VBI"). VBI operates two banking offices, both in Vidalia, Georgia, under the name of First Community Bank. First Community has assets of approximately $63 million and deposits of approximately $57 million.

On April 28, 1999, the Company announced that it had agreed to be acquired by BB&T Corporation of Winston-Salem, North Carolina. The transaction has been approved by the directors of both companies. Based on BB&T's closing price of $39 on April 26, 1999, First Liberty shareholders will receive .8525 BB&T shares for each First Liberty share, worth $33.25. However, the final exchange ratio will be determined based on the actual closing price during a specified period prior to closing. The merger, which is subject to the approval of the First Liberty shareholders and banking regulators, is expected to be completed in the fourth quarter of calendar 1999.

7.  Changes in Stockholders' Equity

The following table summarizes the changes in the components of stockholder's equity for the period shown (in thousands).

                                                           Additional                   Other                         Total
                                               Common       Paid-in     Retained     Comprehensive     Treasury    Stockholders'
                                                Stock       Capital     Earnings        Income           Stock        Equity
                                               -------     ----------   --------     -------------     --------    -------------
Balance at September 30, 1998                  $13,574       $38,797     $68,482        $ 1,620        $ (269)        $122,204
Common stock dividends declared, $0.19
  per share                                                               (2,582)                                       (2,582)
Common stock issued for exercise of stock
  options--71,925 shares                            72           431                                                       503
Shares cancelled                                   (12)         (212)                                                     (224)
Net change in other comprehensive income                                                 (1,333)                        (1,333)
Net income                                                                 9,804                                         9,804
                                               -------       -------     -------        -------        ------         --------
Balance at March 31, 1999                      $13,364       $39,016     $75,704        $   287        $ (269)        $128,372
                                               =======       =======     =======        =======        ======         ========

Report of Independent Accountants



To the Board of Directors
First Liberty Financial Corp.


We have reviewed the accompanying consolidated statement of financial condition of First Liberty Financial Corp. and subsidiaries as of March 31, 1999 and the related consolidated statements of income and comprehensive income and of cash flows for the three-month and six-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Atlanta, Georgia
May 14, 1999

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Overview

First Liberty Financial Corp., headquartered in Macon, Georgia, is a savings and loan holding company for First Liberty Bank ("Liberty Bank") which operates 37 banking offices in Middle, Coastal and South Georgia, and First Community Bank of Vidalia in Vidalia, Georgia. Liberty Bank also owns and operates its wholly-owned subsidiaries, Liberty Mortgage Corporation ("Liberty Mortgage"), NewSouth Financial Services, Inc. ("NewSouth") and OFC Capital Corporation ("OFC Capital"), collectively known as "the Company".

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

         c.   Significant changes in national or global markets;

         d. Significant changes in laws and regulations affecting the financial services industry; and

         e.   Significant changes in local competition.

Results of Operations

The Company's consolidated net income for the quarter ended March 31, 1999 was $5.1 million compared to $4.2 million for the quarter ended March 31, 1998. As net interest income remained virtually unchanged, the increase of $929,000 was primarily attributable to a decrease of $714,000 in the provision for estimated losses on loans and leases and an increase of $2.8 million in mortgage banking income. These factors were offset by an increase of $2.3 million in noninterest expenses.

The Company's net income for the six months ended March 31, 1999 was $9.8 million compared to $8.1 million for the same period in 1998. The increase of $1.7 million was primarily attributable to a decrease of 49% in the provision for estimated losses on loans and leases, an increase of 109% in mortgage banking income offset by an increase of 19% in noninterest expenses.

The Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income"). Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities. The following tables reflect the effective yields and costs of funds for the six months ended March 31, 1999 and 1998 (dollars in thousands):


                                           Average Balance         Rate/Yield
                                      ------------------------    ------------
                                         1999          1998       1999    1998
                                      ----------    ----------    ----    ----
Interest-Earning Assets:
------------------------
  Loans                               $1,007,962    $  977,067    9.05%   9.49%
  Mortgage-backed securities             323,126       229,752    6.07%   6.31%
  Investments                             68,611        82,856    6.08%   6.73%
                                      ----------    ----------    ----    ----
All interest-earning assets           $1,399,699    $1,289,675    8.22%   8.75%
                                      ==========    ==========    ----    ----

Interest-Bearing Liabilities:
----------------------------
  Savings deposits                    $   55,103        54,541    2.07%   2.49%
  Time deposits                          722,023       679,123    5.55%   5.76%
  Other deposits                         368,410       334,497    1.66%   1.93%
  Short-term borrowings                  166,327       185,521    4.78%   5.42%
  Long-term borrowings                   112,311        56,313    5.25%   5.33%
                                      ----------    ----------    ----    ----
All interest-bearing liabilities      $1,424,174    $1,309,995    4.30%   4.58%
                                      ==========    ==========    ----    ----

Interest rate spread                                              3.92%   4.17%
                                                                  ====    ====

Net interest income as a percentage
  of average earning assets                                       3.86%   4.11%
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

                                   March 31, 1999 vs March 31, 1998
                               ----------------------------------------
                                         Increase / (Decrease)
                               ----------------------------------------
                                                Due To
                               ----------------------------------------
                                                     Rate/
                                Rate      Volume     Volume      Total
                               -------    -------    -------    -------
Changes in Interest Income:
---------------------------
  Loans                        $(2,160)   $ 1,466    $   (68)   $  (762)
  Mortgage-backed securities      (276)     2,946       (112)     2,558
  Investments                     (267)      (480)        46       (701)
                               -------    -------    -------    -------
Total interest income           (2,703)     3,932       (134)     1,095
                               -------    -------    -------    -------

Changes in Interest Expense:
----------------------------
  Savings deposits                (115)         7         (1)      (109)
  Time deposits                   (706)     1,235        (45)       484
  Other deposits                  (449)       327        (45)      (167)
  Short-term borrowings           (588)      (520)        61     (1,047)
  Long-term borrowings             (23)     1,490        (22)     1,445
                               -------    -------    -------    -------
Total interest expense          (1,881)     2,539        (52)       606
                               -------    -------    -------    -------
Net interest income            $  (822)   $ 1,393    $   (82)   $   489
                               =======    =======    =======    =======


The Company's provision for estimated losses on loans and leases decreased by 47% and 49% for the three and six month periods ended March 31, 1999, respectively, as compared to the same periods from 1998. Changes in the allowance for estimated losses on loans and leases for the three and six month periods ended March 31, 1999 and 1998 are as follows (dollars in thousands).


                                            Three Months Ended    Six Months Ended
                                            ------------------  ------------------
                                                March  31,          March  31,
                                            ------------------  ------------------
                                              1999     1998      1999       1998
Balance beginning of period                 $16,079   $15,133   $16,384    $14,389
Provision for estimated losses                  808     1,522     1,653      3,236
Charge-offs, net of recoveries               (1,087)     (837)   (2,237)    (1,807)
Acquired allowances                             518                 518
                                            -------   -------   -------    -------
Balance end of period                       $16,318   $15,818   $16,318    $15,818
                                            =======   =======   =======    =======
Allowance for loan losses as a percentage
of:
  Non-performing loans                           --        --    141.58%    190.49%
  Loans held-for-investment                      --        --      1.70%      1.68%


While the provision for estimated losses on loans and leases decreased, Management believes the resultant allowance level to be adequate based on internal reviews of nonperforming assets, delinquency trends, rated asset levels, charge-off trends and the trend of outstanding loans. Management currently anticipates future provisions for estimated losses on loans and leases to be consistent with the recent level of net charge-offs and changes in the outstanding balances, portfolio mix and asset quality. However this could change if there are significant changes in any of the other factors noted above.

The table below sets forth First Liberty's nonperforming assets at the dates indicated (dollars in thousands).

                                 March 31   December 31    September 30    March 31
                                   1999         1998           1998          1998
                                 ---------  -----------    ------------    ---------
Non-accrual loans                $  11,526  $     8,958    $      8,736    $   8,304
Foreclosed real estate               1,901        2,056           2,239        3,557
Other repossessed assets               414          775             676          489
                                 ---------  -----------    ------------    ---------

Total non-performing assets      $  13,841  $    11,789    $     11,651    $  12,350
                                 =========  ===========    ============    =========

Total non-performing assets as
  a percentage of total assets         .87%         .74%            .78%          .83%


The increase of $2.6 million in nonaccrual loans which occurred during the 1999 quarter consisted primarily of a single commercial relationship that is expected to be resolved without loss to the Company during the June 1999 quarter.

Noninterest income increased by $2.8 million or 64% during the three months ended March 31, 1999 as compared to the same quarter a year earlier. The significant contributors to noninterest income are mortgage banking operations, deposit account service charges and other income. Mortgage banking income, consisting primarily of mortgage servicing fees, gain on sales of loans, reduced by any impairment in and amortization of mortgage servicing rights, increased by $2.8 million primarily due to an increase of $2.2 million in gain on sales of mortgage loans. The gain on loan sales resulted from the continued record volume of loan originations as Liberty Mortgage originated $237 million during the 1999 quarter compared to $191 million during the 1998 quarter. Additionally, during the quarter ended March 31, 1999, an increase in mortgage interest rates resulted in a recovery of approximately $0.5 million in the impairment reserve for mortgage servicing rights ("MSR"). The impairment reserve for MSRs fluctuates with the changes in mortgage interest rates and the size and composition of the servicing portfolio. Therefore, the value of this asset can be volatile during periods of rapidly changing rates. In order to help manage this volatility and reduce concentration risk in MSRs, the Company is presently planning a significant sale of MSRs during the second half of fiscal 1999, the gain or loss on which cannot be determined at this time.

Noninterest income increased by $4.1 million or 46% during the six months ended March 31, 1999 as compared to the same period one year earlier. This increase resulted from an increase of 109% in mortgage banking income, an increase of 7% in deposit account service charges and a 32% increase in other noninterest income. The 1998 mortgage banking income includes a gain of $706,000 on sale of loan servicing which was not repeated in 1999. Other noninterest income increased by $788,000 primarily due to added volume at NewSouth, the Company's consumer finance company, and the addition of OFC Capital, the leasing company, which the Company acquired in August 1998.

Noninterest expense increased by $2.3 million or 24% for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. Compensation and benefits increased by 25% due primarily to: an increase in the number of NewSouth offices, OFC Capital compensation (which wasn't acquired until August
1998), an increase in expenses related to the Company's performance based compensation plan and an increase in temporary agency expenses. Data processing expense increased by 47% reflecting continued costs to upgrade systems to software and hardware which is compliant with Year 2000 requirements. Management expects data processing expenses will continue to exceed prior year amounts through the remainder of fiscal 1999, although at a slower rate than experienced in the March 31, 1999 quarter. Occupancy and equipment expenses increased by 21% reflecting increased costs associated with the new offices of NewSouth, the acquisition of OFC Capital and additional depreciation expense on new equipment acquired during 1999 related to technology upgrades and Year 2000 compliance. Other noninterest expenses increased by 36% due primarily to additional NewSouth offices and the addition of OFC Capital.

For the six months ended March 31, 1999, noninterest expenses increased by $3.7 million or 19%. The increase resulted primarily from increases of 22%, 19%, 51% and 19% in compensation and benefits, occupancy and equipment, data processing and other expenses, respectively. The factors leading to these increases parallel those factors described above for the quarterly increases.

Mortgage Banking Activities

Liberty Mortgage, the Company's mortgage banking subsidiary, recognizes mortgage servicing rights (MSRs) as assets when loans (either originated or purchased through correspondent relationships) are sold. The value of the MSRs is determined by allocating total costs incurred between the loan and servicing rights retained based on their relative fair values. Thus, the MSRs reduce the basis in the loans originated or purchased and increase the gain (or reduce the loss) on the sales of loans. During the quarters ended March 31, 1999 and 1998, Liberty Mortgage recorded new MSRs of $5.2 million and $2.2 million, respectively.

At March 31, 1999, an impairment reserve of $0.75 million was required based on a valuation of the MSRs. This amount has declined from the December 31, 1998 and September 30, 1998 requirements of approximately $1.5 million and $1.2 million, respectively. The estimated aggregate fair value of these assets exceeded the book value at March 31, 1998. When determining fair value the Company considers the date of origination, the average note rate and the average remaining term and estimated prepayment speeds. The fair value is calculated by estimating the present value of future net servicing income. To the extent the actual or estimates of prepayments increase, a decline in fair value may require an increase in the impairment reserve.

Acquisitions

On April 1, 1999, the Company closed it merger with Vidalia Bankshares, Inc. ("VBI"). VBI operates two banking offices, both in Vidalia, Georgia, under the name of First Community Bank. First Community has assets of approximately $65 million and deposits of approximately $59 million.

Liquidity

The Company's primary sources of funds are deposits, loan repayments, sales and maturities of securities, loan sales, repurchase agreements, advances from the Federal Home Loan Bank of

Atlanta and various other borrowings. Deposits provide a source of funds that are highly dependent on market and other conditions, while loan repayments are a relatively stable source of funds. The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 4%. Liberty Bank complied with a liquidity ratio of 5.0% at March 31, 1999.

Capital Resources

Under current Office of Thrift Supervision ("OTS") guidelines, savings institutions must satisfy three minimum capital requirements: core, tangible and risk-based. At March 31, 1999, Liberty Bank's regulatory capital was 7.7% for both core capital and tangible capital and 12.4% for risk-based capital. These regulatory capital levels exceeded both the regulatory minimum levels and the well-capitalized standards under the Prompt Corrective Action regulations adopted by the FDIC. Failure to maintain well-capitalized status could result in greater regulatory oversight or restrictions on Liberty Bank's activities.

Commitments

Commitments to originate or purchase loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate or purchase residential mortgage loans of approximately $316 million at March 31, 1999. Commitments to sell residential mortgage loans and mortgage-backed securities for were approximately $146 million at March 31, 1999. The Company had no open futures contracts as interest rate hedges related to loans available for sale or commitments to originate residential mortgage Loans at March 31, 1999. Loans in process (which represent undisbursed loan commitments related to construction loans) and unused lines of credit amounted to $193 million at March 31, 1999.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS No. 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the present limited use of derivative instruments, Management anticipates the adoption of SFAS No. 133 will not have a significant impact on the Company's results of operations or its financial position.

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

The Year 2000 program is being conducted by a management team that is coordinating efforts of internal resources as well as third party providers and vendors in identifying and making necessary changes to First Liberty's systems' hardware, software and date-sensitive equipment. The program includes all affiliates of First Liberty. Some of the changes that are necessary in First Liberty's operations are being made as a part of ongoing systems' upgrades.

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

The first focus area, Mission Critical Applications and Systems, consists of software and hardware that comprise the core of First Liberty's financial and customer servicing systems. Outside suppliers provide all hardware and most software that comprise First Liberty's networks and core systems. These components are being remediated by third party suppliers, contract staff and internal staff. Testing of these components for Year 2000 compliance is being performed by the vendors and First Liberty. As of March 31, 1999, the Awareness, Assessment, Renovation and Validation phases for First Liberty's mission critical applications were each approximately 95% to 100% complete, and the remaining phase, Implementation, is approximately 35% to 40% complete.

The second focus area, Business Partners, Suppliers and Vendors, includes notification and determination of Year 2000 status for each. These entities are being asked to respond to a survey designed to evaluate each with regard to Year 2000 risk to First Liberty. As of March 31, 1999, the Awareness, Assessment, Renovation and Validation phases were each approximately 95% to 100% complete. The remaining phase, Implementation, is approximately 90% to 100% complete.

The third focus area, Risk Management, includes reviewing Corporate Borrowers (Fund Takers), Funds Providers and Capital Market/Asset Management counterparties for Year 2000 readiness. These entities are also being asked to respond to a survey designed to evaluate each with regard to Year 2000 risk to First Liberty. As of March 31, 1999, the Awareness, Assessment, Renovation and Validation phases were each approximately 98% to 100% complete. The remaining phase, Implementation, is approximately 90% to 100% complete.

Building and environmental systems, the fourth focus area, includes various products and systems that are not used in support of network or customer support functions. Building and environmental systems are primarily provided by third parties and include building operations, copy machines, security systems, voice telephone systems, printed forms, etc. As of March 31, 1999, the Awareness, Assessment, Renovation and Validation phases were each approximately 98% to 100% complete. The remaining phase, Implementation, is approximately 35% to 40% complete.

As of March 31, 1999, for First Liberty's overall Year 2000 Project Plan, the Awareness phase was approximately 98% to 100% complete, the Assessment phase was approximately 98% to 100% complete, the Renovation phase was approximately 98% to 100% complete, the Validation phase was approximately 85% to 95% complete and the Implementation phase was approximately 35% to 40% complete.

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

Expenses associated with First Liberty Financial Corp.'s Year 2000 compliance for fiscal year 1999 are estimated to be between $400,000 and $600,000. Additionally, First Liberty estimates the total cost of its capital investments will be between $2 million and $3 million over the life of the project. First Liberty intends to continually reassess the estimated costs and status of Year 2000 remediation efforts.

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

Subsequent Events

On April 28, 1999, the Company announced that it had agreed to be acquired by BB&T Corporation of Winston-Salem, North Carolina. The transaction has been approved by the directors of both companies. Based on BB&T's closing price of $39 on April 26, 1999, First Liberty shareholders will receive .8525 BB&T shares for each First Liberty share, worth $33.25. However, the final exchange ratio will be determined based on the actual closing price during a specified period prior to closing. The merger, which is subject to the approval of the First Liberty shareholders and banking regulators, is expected to be completed in the fourth quarter of calendar 1999.

PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 1999 First Liberty Meeting of Stockholders held on January 27, 1999, there were 11,889,243 shares present in person or in proxy of the 13,556,629 shares of common stock entitled to vote at the Annual Meeting.

         Proposal 1 - Election of Directors. The stockholders elected C. Lee Ellis, Robert F. Hatcher, Ken B. Lanier and Thomas H. McCook as directors of the Company for a three-year term ending in 2002. There were no solicitations in opposition to management's nominees. The director nominees received the following votes:

                                      Number of Votes
                                --------------------------
                                   For            Withheld
                                ----------        --------
C. Lee Ellis                    11,767,597        121,646
Robert F. Hatcher               11,767,450        121,793
Ken B. Lanier                   11,767,247        121,996
Thomas H. McCook                11,767,597        121,646


         Proposal 2 - Proposal to Increase First Liberty's Authorized Common Stock. The stockholders approved a proposal to amend the articles of incorporation to increase the authorized shares of First Liberty common stock from 25,000,000 to 100,000,000. The votes were as follows:

                                 Number of Votes
For                                10,963,587
Against                               890,196
Abstain                                35,460

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits
         Exhibit 15        Awareness Letter of PricewaterhouseCoopers LLP
         Exhibit 27        Financial Data Schedule (for SEC use only)

b)       Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FIRST LIBERTY FINANCIAL CORP.
                                  (Registrant)


DATE:   May 14, 1999                    /s/  David L. Hall
        --------------------            ----------------------------
                                        David L. Hall
                                        Executive Vice President and
                                        Chief Financial Officer

DATE:   May 14, 1999                    /s/  Michael B. Smith
        --------------------            -----------------------------
                                        First Vice President and
                                        Controller