Form 10-Q
period 1999-06-30
FIRST LIBERTY FINANCIAL CORP
filed 1999-08-16
CIK 760077

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999
                                  -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number            0-14417
                       --------------------------------------------------------


                            FIRST LIBERTY FINANCIAL CORP.
                 --------------------------------------------------------------
                         (Exact name of registrant as specified in its charter)

                               Georgia                                                    58-1680650
                 -------------------------------------------------------------------------------------------------------------
                         (State of incorporation)                                         (I.R.S. Employer Identification No.)

                         201 Second Street, Macon, Georgia                                       31201
                 -------------------------------------------------------------------------------------------------------------
                         (Address of principal executive offices)                             (Zip Code)

                                                              (912)  743-0911
                 -------------------------------------------------------------------------------------------------------------
                                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Exhibit index appears on page 21.

There were 14,287,336 shares of common stock outstanding as of August 10, 1999.

                         FIRST LIBERTY FINANCIAL CORP.
                         Quarterly Report on Form 10-Q
                      For The Quarter Ended June 30, 1999

                               Table of Contents



PART I - FINANCIAL INFORMATION


Item                                                                                  Page
----                                                                                  ----
1.  Financial Statements:

      Consolidated Statements of Financial Condition                                    3

      Consolidated Statements of Income and Comprehensive Income                        4

      Consolidated Statements of Cash Flows                                             6

      Notes to Consolidated Financial Statements                                        7


2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                              12


PART II - OTHER INFORMATION

6.  (a)  Exhibits                                                                      21
    (b)  Reports on Form 8-K                                                           21

Signatures                                                                             22

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                                                             June 30          September 30
                                                                              1999                1998
                                                                          -----------         -----------
                                                                                (dollars and shares in
                                                                                      thousands)
Assets:
Cash and due from banks                                                   $    47,275         $    41,703
Federal funds sold                                                             12,139               8,073
Securities available-for-sale                                                 457,577             344,134
Loans available-for-sale, net                                                  53,919              70,346
Loans, net                                                                  1,027,989             986,301
Accrued interest receivable                                                    11,489              11,717
Premises and equipment, net                                                    31,941              29,826
Real estate, net                                                                1,946               2,239
Intangible assets                                                              10,143              11,131
Mortgage servicing rights                                                      26,375              13,822
Advances to attorneys for loans originated                                     16,792              41,242
Other assets                                                                   10,909               7,573
                                                                          -----------         -----------
  Total assets                                                            $ 1,708,494         $ 1,568,107
                                                                          ===========         ===========

Liabilities and Stockholders' Equity:
Deposits:
    Demand                                                                $   299,718         $   267,587
    Savings                                                                   164,484             162,878
    Time                                                                      762,495             722,376
                                                                          -----------         -----------
        Total deposits                                                      1,226,697           1,152,841
Notes payable and other borrowed money                                        315,333             244,345
Securities sold under agreements to repurchase                                 23,660              26,791
Checks payable on loans originated                                              1,868               3,091
Other liabilities                                                               8,637              14,224
                                                                          -----------         -----------
   Total liabilities                                                        1,576,195           1,441,292
                                                                          ===========         ===========

Commitments and contingencies                                                      --                  --

Stockholders' equity:
  Common stock ($1.00 par value, 100,000 shares
     authorized, 14,287 and 14,227 shares issued,
     respectively, and 14,265 and 14,205 shares
     outstanding, respectively)                                                14,287              14,227
  Additional paid-in capital                                                   41,288              41,069
  Retained earnings                                                            80,876              70,164
  Accumulated other comprehensive income                                       (3,883)              1,624
  Treasury stock at cost (22 shares)                                             (269)               (269)
                                                                          -----------         -----------
     Total stockholders' equity                                               132,299             126,815
                                                                          -----------         -----------
      Total liabilities and stockholders' equity                          $ 1,708,494         $ 1,568,107
                                                                          ===========         ===========


               The accompanying notes are an integral part of the
                      consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

                                                               Three Months Ended                    Nine Months Ended
                                                           --------------------------         ------------------------
                                                                   June 30                             June 30
                                                            1999               1998               1999          1998
                                                           --------          --------         --------         --------
                                                                      (in thousands, except per share data)
Interest Income:
Loans and leases                                           $ 24,606          $ 24,409         $ 72,444         $ 72,742
Securities                                                    6,514             5,418           18,309           15,394
Federal funds sold                                              242               127              725              549
                                                           --------          --------         --------         --------
  Total interest income                                      31,362            29,954           91,478           88,685
                                                           --------          --------         --------         --------

Interest Expense:
Deposits                                                     12,292            12,300           37,203           36,829
Short-term borrowings                                         2,254             3,001            6,218            8,012
Long-term borrowings                                          1,410               521            4,353            2,043
                                                           --------          --------         --------         --------
  Total interest expense                                     15,956            15,822           47,774           46,884
                                                           --------          --------         --------         --------
  Net interest income                                        15,406            14,132           43,704           41,801
Provision for estimated losses on loans and leases            1,186             1,288            2,930            4,640
                                                           --------          --------         --------         --------
  Net interest income after provision for
    estimated losses on loans and leases                     14,220            12,844           40,774           37,161
                                                           --------          --------         --------         --------

Noninterest Income:
Deposit account service charges                               2,009             1,853            5,871            5,444
Mortgage banking income                                       2,827             2,113            8,889            5,008
Gain (loss) on sale of investment securities                      8               184              (43)             265
Other income                                                  1,890             1,543            5,280            4,126
                                                           --------          --------         --------         --------
  Total non-interest income                                   6,734             5,693           19,997           14,843
                                                           --------          --------         --------         --------
                                                             20,954            18,537           60,771           52,004
                                                           --------          --------         --------         --------

Noninterest Expense:
Compensation, taxes and benefits                              7,376             6,801           21,188           18,144
Occupancy and equipment                                       2,084             1,324            4,921            3,714
Advertising                                                     333               336              976              966
Professional fees                                               699               977            1,133            1,574
Data processing                                                 722             1,906            2,132            2,845
Federal deposit insurance premiums                              181               176              533              511
Amortization of intangible assets                               319               320              958              960
Other expenses                                                2,356             1,823            6,272            5,061
                                                           --------          --------         --------         --------
  Total non-interest expense                                 14,070            13,663           38,113           33,775
                                                           --------          --------         --------         --------
  Income before income tax expense                            6,884             4,874           22,658           18,229
Income tax expense                                            2,340             2,123            8,043            7,060
                                                           --------          --------         --------         --------
  Net income                                                  4,544             2,751           14,615           11,169
Other comprehensive loss, before tax:

  Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) on
        securities arising during the period                 (6,407)             (348)          (8,515)            (292)
     Less: reclassification adjustment for
        (gains) losses included in net income                    (8)             (184)              43             (265)
                                                           --------          --------         --------         --------
Other comprehensive loss, before tax                         (6,415)             (532)          (8,472)            (557)
Income tax benefit related to items of other
   comprehensive loss                                         2,245               186            2,965              195
                                                           --------          --------         --------         --------
Other comprehensive loss, net of tax                         (4,170)             (346)          (5,507)            (362)
                                                           --------          --------         --------         --------
Comprehensive income                                       $    374          $  2,405         $  9,108         $ 10,807
                                                           ========          ========         ========         ========

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

                                                               Three Months Ended                    Nine Months Ended
                                                           --------------------------         ------------------------
                                                                   June 30                             June 30
                                                            1999               1998               1999          1998
                                                           --------          --------         --------         --------


Earnings Per Common Share:
  Basic                                                    $    .32          $    .20         $   1.02         $    .80
  Diluted                                                  $    .31          $    .19         $   1.00         $    .78

Dividends Per Common Share:                                $   .095          $   .071         $   .277         $   .201

Average Number of Shares Outstanding:
  Basic                                                      14,265            14,018           14,242           14,007
  Diluted                                                    14,682            14,323           14,572           14,309

               The accompanying notes are an integral part of the
                      consolidated financial statements.

First Liberty Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Nine Months Ended June 30,                                                                       1999               1998
                                                                                              -----------       -----------
                                                                                                   (dollars in thousands)
Operating Activities:
Cash flows from operating activities:
  Net income                                                                                  $    14,615       $    11,169
     Adjustments to reconcile net income to cash provided by (used in) operating activities:
     Depreciation                                                                                   2,657             1,827
     Amortization of loan fees, net                                                                   306               341
     Provision  for estimated losses on loans, real estate and mortgage servicing rights            2,427             4,698
     Amortization of intangibles                                                                      959               960
     Gain on sale of loans and securities                                                          (8,214)           (3,376)
     Loans available-for-sale:
        Disbursements                                                                            (719,379)         (100,760)
        Purchases                                                                                 (26,144)         (407,374)
        Sales                                                                                     771,776           474,238
        Repayments                                                                                  1,975               532
     Decrease in accrued interest receivable                                                          188             1,204
     Increase in accrued interest payable                                                             193               359
     Increase in other assets                                                                      (3,988)             (106)
     Other, net                                                                                    (7,658)           (7,972)
                                                                                              -----------       -----------
        Total adjustments                                                                          15,098           (35,429)
                                                                                              -----------       -----------
Net cash provided by (used in) operating activities                                                29,713           (24,260)
                                                                                              -----------       -----------

Investing Activities:
Cash flows from investing activities:
  Net (increase) decrease in federal funds sold and repos                                          (3,266)           22,113
  Securities available-for-sale:
    Purchases                                                                                    (296,567)         (192,645)
    Sales                                                                                          26,568            11,622
    Maturities and principal payments                                                             146,972           165,943
  Net increase in loans                                                                           (43,127)           23,688
  Acquisition of mortgage servicing rights                                                        (14,123)
  Purchases of premises and equipment                                                              (5,063)           (1,254)
  Proceeds from sales of real estate                                                                  546             2,177
  Net (increase) decrease in advances to attorneys for loans originated                            24,450           (29,679)
  Other, net                                                                                       (3,398)               11
                                                                                              -----------       -----------
  Net cash provided by (used in) investing activities                                            (167,008)            1,976
                                                                                              -----------       -----------

Financing Activities:
Cash flows from financing activities:
  Net increase in deposits                                                                         74,449            27,956
  Proceeds from notes payable and other borrowed money                                            450,500           188,344
  Repayments of notes payable and other borrowed money                                           (379,512)         (199,127)
  Net increase in securities sold under agreements to repurchase                                   (3,131)           36,059
  Net increase in checks payable on loans originated                                               (1,223)            1,642
  Issuance of common stock                                                                            279               410
  Dividends paid on stock                                                                          (3,375)           (2,724)
  Other, net                                                                                        4,880               (21)
                                                                                              -----------       -----------
  Net cash provided by financing activities                                                       142,867            52,539
                                                                                              -----------       -----------
Net increase in cash and due from banks                                                             5,572            30,255
Cash and due from banks, beginning of period                                                       41,703            41,620
                                                                                              -----------       -----------
Cash and due from banks, end of period                                                        $    47,275       $    71,875
                                                                                              ===========       ===========

Supplemental Disclosures of  Cash Flow Information:
Noncash investing and financing activities:
  Real estate foreclosed                                                                      $       912       $     3,128
  Financing of sales of foreclosed real estate                                                        672             1,645
  Dividends declared but not paid on common stock                                                   2,648               872
  Mortgage loans securitized into mortgage-backed securities                                           --            13,427

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Summary of Significant Accounting Policies

The accounting and reporting policies of First Liberty Financial Corp. and Subsidiaries ("First Liberty" or "the Company") conform to generally accepted accounting principles and to general practices within the savings and loan industry. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1998. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

All financial information has been retroactively restated to reflect the Vidalia Bankshares Inc. merger that closed on April 1, 1999 and was accounted for utilizing the pooling-of-interests method of accounting.

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

On January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that after the securitization of mortgage loans held-for-sale, an entity that engages in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption of SFAS No. 134 did not have a material impact on the Company's results of operations or its financial condition.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year consolidated financial statements' presentation.

2.  Comprehensive Income

On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than investments by owners and distributions to owners. For the Company, the only difference between net income and comprehensive income is the change in unrealized gains and losses on securities available-for-sale. The Company has displayed the components of comprehensive income in the accompanying consolidated statements of income and comprehensive income. Comprehensive income for the quarter and nine months ended June 30, 1998 has been presented to provide comparable information to the three and nine months ended June 30, 1999, as required.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   Earnings Per Share

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share ("EPS") for the three and nine months ended June 30, 1999 and 1998 (in thousands, except per share amounts).


                                                                           For the Three Months Ended
                                                              June
                                                               30,                                       June 30,
                                                              1999                                         1998
                                                Income       Shares          Per-Share     Income         Shares        Per-Share
                                              (Numerator) (Denominator)       Amount     (Numerator)   (Denominator)     Amount
                                              -------------------------      -----------------------   -------------    ---------
Basic:
 Net income applicable to common stockholders    $4,544       14,265          $0.32          $2,751        14,018          $0.20
                                                 ======                       =====          ======                        =====

Effect of Dilutive Securities:
  Options                                                        417                                          305
                                                              ------                                       ------

Diluted:
  Net income applicable to common
     Stockholders plus assumed conversions       $4,544       14,682          $0.31          $2,751        14,323          $0.19
                                                 ======       ======          =====          ======        ======          =====


                                                                           For the Nine Months Ended
                                                             June 30,                                    June 30,
                                                               1999                                       1998
                                                Income       Shares          Per-Share     Income        Shares        Per-Share
                                              (Numerator) (Denominator)       Amount     (Numerator)  (Denominator)     Amount
                                              -------------------------      ---------   --------------------------    ---------
Basic:
 Net income applicable to common stockholders    $14,615      14,242          $1.02          $11,169       14,007          $0.80
                                                 =======      ======          =====          =======       ======          =====

Effect of Dilutive Securities:
  Options                                                        330                                          302
                                                              ------                                       ------

Diluted:
  Net income applicable to common
     Stockholders plus assumed conversions       $14,615      14,572          $1.00          $11,169       14,309          $0.78
                                                 =======      ======          =====          =======       ======          =====



Options to purchase 21,500 shares of common stock at an average price of $23.65 per share were outstanding during the nine months ended June 30, 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire at various dates in 2008 and 2009, were still outstanding at June 30, 1999.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.  Mortgage Servicing Rights

Liberty Mortgage, the Company's mortgage banking subsidiary, recognizes mortgage servicing rights (MSRs) as assets when loans (either originated or purchased through correspondent relationships) are sold. The value of the MSRs is determined by allocating total costs incurred between the loan and servicing rights retained based on their relative fair values. Thus, the MSRs reduce the basis in the loans originated or purchased and increase the gain (or reduce the loss) on the sales of loans. The following table outlines the activity in MSRs for the three and nine month periods ended June 30 (dollars in thousands).



                                               Three Months Ended                Nine Months Ended
                                          ---------------------------       -------------------------
                                                   June 30                            June 30
                                          ---------------------------       -------------------------
                                            1999              1998            1999             1998
                                          --------          --------        --------         --------
  Balance beginning of period             $ 22,722          $  8,327        $ 13,822         $  6,571
  Capitalized                                3,925             3,704          14,123            7,170
  Sold                                          --                --              --           (1,118)
  Amortized                                   (815)             (380)         (2,247)            (972)
  Recovery of reserve                          543                --             677               --
                                          --------          --------        --------         --------
  Balance end of period                   $ 26,375          $ 11,651        $ 26,375         $ 11,651
                                          ========          ========        ========         ========



The estimated combined fair value of these assets exceeded the book value at June 30, 1998. However a reserve of $0.2 million was required at June 30, 1999. When determining fair value the Company considers the date of origination, the average note rate, average remaining term and estimated prepayment speed. The fair value is calculated by estimating the present value of future net servicing income.

5.  Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and then in July 1999 issued SFAS No. 137, which delayed the effective date of SFAS No. 133 for one year. Thus, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (October 1, 2000 for the Company). SFAS No. 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the present limited use of derivative instruments, Management anticipates the adoption of SFAS No. 133 will not have a significant impact on the Company's results of operations or its financial position.

                 FIRST LIBERTY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



6. Changes in Stockholders' Equity

The following table summarizes the changes in the components of stockholders' equity for the period shown (in thousands).


                                                             Additional                      Other                        Total
                                                 Common       Paid-in         Retained    Comprehensive   Treasury     Stockholders'
                                                  Stock       Capital         Earnings        Income       Stock          Equity
                                                 ------      ----------       --------    -------------   --------     -------------
Balance at September 30, 1998                   $14,227      $41,069         $70,164      $ 1,624         $(269)       $126,815
Common stock dividends declared, $0.277
   per share                                                                  (3,903)                                    (3,903)
Common stock issued for exercise of stock
   options- 71,925 shares                            72          431                                                        503
Shares cancelled                                    (12)        (212)                                                      (224)
Net change in other comprehensive income                                                   (5,507)                       (5,507)
Net income                                                                    14,615                                     14,615
                                                -------      -------         -------      -------         -----        --------
Balance at June 30, 1999                        $14,287      $41,288         $80,876      $(3,883)        $(269)       $132,299
                                                =======      =======         =======      =======         =====        ========

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

Results of Operations

The Company's consolidated net income for the quarter ended June 30, 1999 was $4.5 million compared to $2.8 million for the quarter ended June 30, 1998. The increase of $1.7 million was primarily attributable to an increase of $1.3 million in net interest income, a decrease of $102,000 in the provision for estimated losses on loans and leases and an increase of $714,000 in mortgage banking income. These factors were offset by an increase of $407,000 in noninterest expenses.

The Company's net income for the nine months ended June 30, 1999 was $14.6 million compared to $11.2 million for the same period in 1998. The increase of $3.4 million was primarily attributable to a decrease of 37% in the provision for estimated losses on loans and leases, an increase of 77% in mortgage banking income offset by an increase of 13% in noninterest expenses.

Included in the Company's net income for the three and nine months ended June 30, 1999 were nonrecurring expenses related to the Vidalia Bankshares, Inc. ("VBI") merger which closed on April 1, 1999 totaling approximately $1.0 million, net of taxes. Included in the Company's net income for the nine months ended June 30, 1998 were nonrecurring expenses related to the Southland Bank Corporation ("SBC") merger which closed on June 19, 1998 totaling approximately $1.8 million, net of taxes.

The Company's net income is most significantly affected by the difference between interest income on its loan and investment portfolios and the interest expense of its deposits and borrowings ("net interest income"). Net interest income is affected by several factors, but is most affected by the volume of and interest rates on interest-earning assets and interest-bearing liabilities. The following tables reflect the effective yields and costs of funds for the nine months ended June 30, 1999 and 1998 (dollars in thousands):


                                                           Average Balance             Rate/Yield
                                                  -----------------------------    ------------------
                                                      1999              1998       1999          1998
                                                  ----------         ----------    -----        -----
Interest-Earning Assets:
  Loans and leases                                $1,060,676         $1,039,791    9.11%        9.33%
  Fed funds sold and repurchase agreements            21,164              8,971    4.57%        8.14%
  Investment securities                              399,657            326,009    6.11%        6.30%
                                                  ----------         ----------    ----         ----
All interest-earning assets                       $1,481,497         $1,374,771    8.23%        8.60%
                                                  ==========         ==========    ====         ====

Interest-Bearing Liabilities:
  Deposits                                        $1,210,928         $1,119,696    4.11%        4.40%
  Short-term borrowings                              176,984            205,512    4.70%        5.21%
  Long-term borrowings                               112,309             46,759    5.18%        5.84%
                                                  ----------         ----------    ----         ----
 All interest-bearing liabilities                 $1,500,221         $1,371,967    4.26%        4.57%
                                                  ==========         ==========    ====         ====

Interest rate spread                                                               3.97%        4.03%
                                                                                   ====         ====

Net interest income as a percentage
  of average earning assets                                                        3.93%        4.05%
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


                                                          June 30, 1999 vs June 30, 1998
                                                          ------------------------------
                                                               Increase / (Decrease)
                                                               ---------------------
                                                                       Due To
                                          --------------------------------------------------------------

                                                                               Rate/
                                            Rate            Volume             Volume             Total
                                          --------         --------           ---------          -------
Changes in Interest Income:
  Loans and leases                        $ (1,724)        $  1,461           $    (35)          $  (298)
  Investments                                 (788)           4,081               (202)            3,091
                                          --------         --------           --------           -------
Total interest income                       (2,512)           5,542               (237)            2,793
                                          --------         --------           --------           -------

Changes in Interest Expense:
  Deposits                                  (2,436)           3,008               (198)              374
  Short-term borrowings                       (794)          (1,110)               110            (1,794)
  Long-term borrowings                        (231)           2,865               (324)            2,310
                                          --------         --------           --------           -------
Total interest expense                      (3,461)           4,763               (412)              890
                                          --------         --------           --------           -------
Net interest income                       $    949         $    779           $    175           $ 1,903
                                          ========         ========           ========           =======


The Company's provision for estimated losses on loans and leases decreased by 8% and 37% for the three and nine month periods ended June 30, 1999, respectively, as compared to the same periods from 1998. Changes in the allowance for estimated losses on loans and leases for the three and nine month periods ended June 30, 1999 and 1998 are as follows (dollars in thousands).


                                                       Three Months Ended           Nine Months Ended
                                                 -----------------------------    ----------------------
                                                             June 30,                     June 30,
                                                 -------------------------------------------------------
                                                     1999                1998        1999         1998

Balance beginning of period                       $   17,083         $   16,322    $ 17,075     $ 14,782
Provision for estimated losses                         1,186              1,288       2,930        4,640
Charge-offs, net of recoveries                        (1,744)            (1,236)     (3,998)      (3,048)
Acquired allowances                                       --                 --         518           --
                                                  ----------         ----------    --------     --------
Balance end of period                             $   16,525         $   16,374    $ 16,525     $ 16,374
                                                  ==========         ==========    ========     ========
Allowance for loan losses as a
percentage of:
  Non-performing loans                                    --                 --      129.95%      135.38%
  Loans held-for-investment                               --                 --        1.58%        1.63%



While the provision for estimated losses on loans and leases decreased, Management believes the resultant allowance level to be adequate based on internal reviews of nonperforming assets, delinquency trends, rated asset levels, charge-off trends and the trend of outstanding loans. In 1997 the Company established an allowance related to indirect automobile loans related to the discontinuance of these operations. Charge-offs in this allowance exceeded provisions as this sector of the portfolio declined due to charge-offs and repayments. Management currently anticipates future provisions for estimated losses on loans and leases to be consistent with the recent level of net charge-offs and changes in the outstanding balances, portfolio mix and asset quality. However this could change if there are significant changes in any of the other factors noted above.

The table below sets forth First Liberty's nonperforming assets at the dates indicated (dollars in thousands).


                                                    June 30         March 31      September 30    June 30
                                                      1999            1998            1998         1998
                                                      ----            ----            ----         ----
Non-accrual loans                                 $   10,390      $   11,648       $  8,838     $  8,734
Foreclosed real estate                                 2,001           1,901          2,239        2,904
Other repossessed assets                                 325             414            678          457
                                                  ----------      ----------       --------     --------
Total non-performing assets                       $   12,716      $   13,963       $ 11,755     $ 12,095
                                                  ==========      ==========       ========     ========

Total non-performing assets as
  a percentage of total assets                           .74%            .84%           .75%         .77%



Noninterest income increased by $1.0 million or 18% during the three months ended June 30, 1999 as compared to the same quarter a year earlier. The significant contributors to noninterest income are mortgage banking operations, deposit account service charges and other noninterest income. Mortgage banking income, consisting primarily of mortgage servicing fees and gain on sales of loans, reduced by any impairment in and amortization of mortgage servicing rights, increased by $714,000 primarily due to a recovery of $543,000 in the impairment reserve for mortgage servicing rights ("MSR"). This recovery resulted from an increase in mortgage interest rates. The impairment reserve for MSRs fluctuates with the changes in mortgage interest rates and the size and composition of the servicing portfolio. Therefore, the value of this asset can be volatile during periods of rapidly changing rates. Other noninterest income increased by $347,000 primarily due to gains on sales of leases of $290,000 by OFC Capital.

Noninterest income increased by $5.2 million or 35% during the nine months ended June 30, 1999 as compared to the same period one year earlier. This increase resulted primarily from an increase of 78% in mortgage banking income and a 28% increase in other noninterest income. The increase in mortgage banking income resulted from a recovery of $1.0 million in the impairment reserve for MSR's and increased gains on sales of mortgage loans of $3.8 million. The 1998 mortgage banking income includes a gain of $706,000 on sale of loan servicing which was not repeated in 1999. Other noninterest income increased by $1.2 million primarily due to gains on sales of leases of $500,000 resulting from the addition of OFC Capital (which the Company acquired in August 1998) and due to an increase of $319,000 in commissions on sales of mutual funds and other nontraditional products.

Noninterest expense increased by $407,000 or 3% for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. These quarters include nonrecurring merger related expenses of $1.4 million and $2.4 million, respectively. Without these merger related expenses, noninterest expenses increased by $1.4 million or 12%. Compensation and benefits (excluding merger related expenses) increased by 10% due primarily to: an increase in the number of NewSouth offices, OFC Capital compensation (which wasn't acquired until August 1998), an increase in expenses related to the Company's performance based compensation plan. Data processing expenses (excluding merger related expenses) increased by 152% reflecting continued costs to upgrade systems to software and hardware which is compliant with Year 2000 requirements. However, the June 1999 quarterly amount decreased by 47% from the amount expensed in the quarter ended March 31, 1999, as Year 2000 expenses began to decline. Occupancy and equipment expenses (excluding merger related expenses increased by 25% reflecting increased costs associated with the new offices of NewSouth, the acquisition of OFC Capital and additional depreciation expense on new equipment acquired during 1999 related to technology upgrades and Year 2000 compliance. Other noninterest expenses (excluding merger related expenses) increased by 30% due primarily to additional NewSouth offices and the addition of OFC Capital.

For the nine months ended June 30, 1999, noninterest expenses increased by $4.3 million or 13%. Without the merger related expenses, the increase was $5.3 million or 17% and resulted primarily from increases of 18%, 21% and 29% in compensation and benefits, occupancy and equipment and other expenses, respectively. The factors leading to these increases parallel those factors described above for the quarterly increases.

Mortgage Banking Activities

Liberty Mortgage, the Company's mortgage banking subsidiary, recognizes mortgage servicing rights (MSRs) as assets when loans (either originated or purchased through correspondent relationships) are sold. The value of the MSRs is determined by allocating total costs incurred between the loan and servicing rights retained based on their relative fair values. Thus, the MSRs reduce the basis in the loans originated or purchased and increase the gain (or reduce the loss) on the sales of loans. During the quarters ended June 30, 1999 and 1998, Liberty Mortgage recorded new MSRs of $3.9 million and $3.7 million, respectively.

At June 30, 1999, an impairment reserve of $0.2 million was required based on a valuation of the MSRs. This amount has declined from the March 31, 1999 and September 30, 1998 requirements of approximately $0.75 million and $1.2 million, respectively. The estimated aggregate fair value of these assets exceeded the book value at June 30, 1998. When determining fair value the Company considers the date of origination, the average note rate and the average remaining term and estimated prepayment speeds. The fair value is calculated by estimating the present value of future net servicing income. To the extent the actual or estimates of prepayments increase, a decline in fair value may require an increase in the impairment reserve.

Acquisitions

On April 1, 1999, the Company closed it merger with Vidalia Bankshares, Inc. ("VBI"), the parent company of First Community Bank of Vidalia. First Community operates two banking offices, both in Vidalia, Georgia, under the name of First Community Bank. First Community has assets of approximately $63 million and deposits of approximately $57 million.

Liquidity

The Company's primary sources of funds are deposits, loan repayments, sales and maturities of securities, loan sales, repurchase agreements, advances from the Federal Home Loan Bank of Atlanta and various other borrowings. Deposits provide a source of funds that are highly dependent on market and other conditions, while loan repayments are a relatively stable source of funds. The liquidity of Liberty Bank's operation is measured by the ratio of cash and short-term investments (as defined by federal regulations) to the sum of withdrawable deposits and borrowings maturing within one year. Federal regulations currently require institutions to maintain a liquidity ratio of at least 4%. Liberty Bank complied with a liquidity ratio of 4.05% at June 30, 1999.

Capital Resources

Under current Office of Thrift Supervision ("OTS") guidelines, savings institutions must satisfy three minimum capital requirements: core, tangible and risk-based. At June 30, 1999, Liberty Bank's regulatory capital was 7.1% for both core capital and tangible capital and 11.4% for risk-based capital. At June 30, 1999, First Community's regulatory capital was 7.9% for both core capital and tangible capital and 12.6% for risk-based capital. These regulatory capital levels exceeded both the regulatory minimum levels and the well-capitalized standards under the Prompt Corrective Action regulations adopted by the FDIC. Failure to maintain well-capitalized status could result in greater regulatory oversight or restrictions on Liberty Bank's and First Community's activities.

Commitments

Commitments to originate or purchase loans are generally made at the market rate prevailing at the time of issuance. The Company had open commitments to originate or purchase residential mortgage loans of approximately $267 million at June 30, 1999. Commitments to sell residential mortgage loans and mortgage-backed securities were approximately $101 million at June 30, 1999. The Company had no open futures contracts as interest rate hedges related to loans available for sale or commitments to originate residential mortgage loans at June 30, 1999. Loans in process (which represent undisbursed loan commitments related to construction loans) and unused lines of credit amounted to $199 million at June 30, 1999.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and then in July 1999 issued SFAS No. 137, which delayed the effective date of SFAS No. 133 for one year. Thus, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (October 1, 2000 for the Company). SFAS No. 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the present limited use of derivative instruments, Management anticipates the adoption of SFAS No. 133 will not have a significant impact on the Company's results of operations or its financial position.

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

First Liberty's Year 2000 program has been divided into five phases: Awareness; Assessment; Renovation; Validation; and Implementation. First Liberty monitors its progress within these five phases based on the number of inventoried items that have been addressed. Management's target date for completion of all phases for its mission critical applications was June 30, 1999. Mission critical applications include those that (1) directly affect delivery of primary services to First Liberty's customers; (2) directly affect First Liberty revenue recognition and collection; (3) would create noncompliance with any statutes or laws; and (4) would require significant costs to address in the event of noncompliance.

First Liberty has identified four main areas of focus for its Year 2000 program. Each focus area includes the hardware, software, embedded chips, third party vendors and suppliers as well as third party networks that are associated with the identified systems.

The first focus area, Mission Critical Applications and Systems, consists of software and hardware that comprise the core of First Liberty's financial and customer servicing systems. Outside suppliers provide all hardware and most software that comprise First Liberty's networks and core systems. These components are being remediated by third party suppliers, contract staff and internal staff. Testing of these components for Year 2000 compliance is being performed by the vendors and First Liberty. As of June 30, 1999, the awareness, assessment, renovation and validation phases for First Liberty's mission critical applications were each 100% complete.

The second focus area, Business Partners, Suppliers and Vendors, includes notification and determination of Year 2000 status for each. These entities have been asked to respond to a survey designed to evaluate each with regard to Year 2000 risk to First Liberty. As of June 30, 1999, the awareness, assessment, renovation and validation phases were each 100% complete.

The third focus area, Risk Management, includes reviewing Corporate Borrowers (Fund Takers), Funds Providers and Capital Market/Asset Management counterparties for Year 2000 readiness. These entities have also been asked to respond to a survey designed to evaluate each with regard to Year 2000 risk to First Liberty. As of June 30, 1999, the awareness, assessment, renovation and validation phases were each 100% complete.

Building and environmental systems, the fourth focus area, includes various products and systems that are not used in support of network or customer support functions. Building and environmental systems are primarily provided by third parties and include building operations, copy machines, security systems, voice telephone systems, printed forms, etc. As of June 30, 1999, the awareness, assessment, renovation and validation phases were each 100% complete.

As of June 30, 1999, for First Liberty's overall Year 2000 Project Plan, the Awareness phase was 100% complete, the Assessment phase was 100% complete, the Renovation phase was 100% complete, the Validation phase was 100% complete and the Implementation phase 100% complete.

Over the years, First Liberty has developed numerous contingency plans for conducting its business operations in the event of crises including system outages and natural disasters. As a part of its Year 2000 compliance efforts, First Liberty has modified its Corporate Contingency Plan to ensure that tested contingency plans are in place for each of its critical applications in the event that planned Year 2000 compliance testing activities for its mission critical applications are not successful and in the event that a mission critical application should fail as a result of the date roll-over to January 1, 2000. This effort is not limited to the risks posed by the potential Year 2000 failures of internal information systems and infrastructures, but also includes the potential secondary impact on First Liberty of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. Major milestones for the contingency plan include the completion of testing by September 30, 1999.

Expenses associated with First Liberty Financial Corp.'s Year 2000 compliance for fiscal year 1999 are estimated to be between $500,000 and $700,000. Additionally, the total cost of related capital investments will be between $2 million and $3 million over the life of the project. First Liberty intends to continually reassess the estimated costs and status of Year 2000 remediation efforts.

First Liberty currently believes that its mission critical applications are Year 2000 compliant as of June 30, 1999. However, no assurance can be given that unforeseen circumstances will not arise that would adversely affect the Year 2000 compliance of First Liberty's systems. Furthermore, the Year 2000 compliance status of integral third party suppliers and networks, which could adversely impact First Liberty's mission critical applications, cannot be fully known. As a result, First Liberty is unable to determine the impact that any system interruption would have on its results of operations, financial position and cash flows. However, such impact could be material.

PART II - Other Information


Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits

         Exhibit 27        Financial Data Schedule (for SEC use only)

         b) Reports on Form 8-K

         During the three months ended June 30, 1999, the Company filed one Report on Form 8-K, dated April 1, 1999.

         On April 1, 1999, First Liberty Financial Corp. ("FLFC") completed the acquisition by merger of Vidalia Bankshares, Inc. ("VBI") in Vidalia, Georgia, pursuant to the Agreement and Plan of Merger dated as of October 30, 1998, as amended. Each VBI stockholder received 3.919 shares of FLFC common stock in exchange for each share of VBI common stock, resulting in the issuance of 653,070 shares of FLFC common stock. The transaction was accounted for as a pooling-of-interests. Accordingly, the accompanying supplemental consolidated financial statements of FLFC as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998 included in this Current Report on Form 8-K have been prepared as though the merger with VBI had been completed on or before March 31, 1999. These supplemental financial statements should be read in conjunction with the historical financial statements of FLFC for such periods contained in Form 10-K for the year ended September 30, 1998.

         Additionally, the supplemental consolidated financial statements of FLFC as of March 31, 1999 and 1998 and for the three and six month periods then ended included in this Current Report on Form 8-K have been prepared as though the merger with VBI had been completed on or before March 31, 1999.

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


                         FIRST LIBERTY FINANCIAL CORP.
                                  (Registrant)


DATE:      August 13, 1999                        /s/  David L. Hall
                                                  -----------------------
                                                  David L. Hall
                                                  Executive Vice President and
                                                  Chief Financial Officer

DATE:      August 13, 1999                        /s/  Michael B. Smith
                                                  ------------------------
                                                  First Vice President and
                                                  Controller